Form 10-Q
period 2019-04-30
PagerDuty, Inc.
filed 2019-06-07
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38856
PAGERDUTY, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	27-2793871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Townsend St., Suite 200
San Francisco, CA 94103
(844) 800-3889
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.000005 par value	PD	New York Stock Exchange (NYSE)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of May 31, 2019, was 76,086,024.

PAGERDUTY, INC.
TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Part II - OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statement contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

•	trends in key business metrics, including number of customers and dollar-based net retention rate, and non-GAAP financial measures and their usefulness in evaluating our business;

•	trends in revenue, cost of revenue, and gross margin;

•	trends in operating expenses, including research and development, sales and marketing, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	our existing cash and cash equivalents and cash provided by sales of our subscriptions being sufficient to support working capital and capital expenditures for at least the next 12 months;

•	our efforts to maintain proper and effective internal controls;

•	our ability to expand our operations and increase adoption of our platform internationally;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	the increased expenses and administrative workload associated with being a public company; and

•	other statements regarding our future operations, financial condition, and prospects and business strategies.
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, that disclose risks and uncertainties that may affect our business.  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update any of these forward-looking statements for any reason after the date of this Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30,	January 31,
	2019	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$338,038	$127,875
Accounts receivable, net of allowance for doubtful accounts of $1,965 and $2,360 as of April 30, 2019 and January 31, 2019, respectively	31,669	33,538
Deferred contract costs, current	6,559	6,002
Prepaid expenses and other current assets	7,294	5,422
Total current assets	383,560	172,837
Property and equipment, net	7,700	5,772
Deferred contract costs, non-current	12,087	11,470
Other assets	3,620	7,155
Total assets	$406,967	$197,234
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,252	$7,657
Accrued expenses and other current liabilities	7,593	7,145
Accrued compensation	8,735	10,050
Deferred revenue, current	66,176	63,957
Total current liabilities	88,756	88,809
Deferred revenue, non-current	369	147
Other liabilities	4,215	4,185
Total liabilities	93,340	93,141
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock	—	173,023
Stockholders’ equity (deficit):
Common stock	—	—
Additional paid-in-capital	454,559	59,938
Accumulated deficit	(140,932)	(128,868)
Total stockholders’ equity (deficit)	313,627	(68,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$406,967	$197,234
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue	$37,314	$25,020
Cost of revenue	5,486	3,885
Gross profit	31,828	21,135
Operating expenses:
Research and development	10,906	7,719
Sales and marketing	21,167	13,294
General and administrative	12,484	7,116
Total operating expenses	44,557	28,129
Loss from operations	(12,729)	(6,994)
Interest income	889	130
Other income, net	21	389
Loss before provision for income taxes	(11,819)	(6,475)
Provision for income taxes	(245)	(104)
Net loss and comprehensive loss	$(12,064)	$(6,579)
Net loss per share, basic and diluted	$(0.37)	$(0.32)
Weighted-average shares used in calculating net loss per share, basic and diluted	32,510	20,878
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2018	36,000,534	$83,204	21,705,352	$—	$31,762	$(88,127)	$(56,365)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	432,964	—	306	—	306
Vesting of early exercised options	—	—		—	59	—	59
Stock-based compensation	—	—	—	—	3,157	—	3,157
Net loss and comprehensive loss	—	—	—	—	—	(6,579)	(6,579)
Balances as of April 30, 2018	36,000,534	$83,204	22,138,316	$—	$35,284	$(94,706)	$(59,422)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	951,830	—	2,240	—	2,240
Exercise of common stock warrants	—	—	737,807	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	173,023
Repayment of promissory note	—	—	—	—	515	—	515
Vesting of early exercised options	—	—	—	—	334	—	334
Stock-based compensation	—	—	—	—	4,812	—	4,812
Net loss and comprehensive loss	—	—	—	—	—	(12,064)	(12,064)
Balances as of April 30, 2019	—	$—	76,013,403	$—	$454,559	$(140,932)	$313,627
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Cash used in operating activities
Net loss	$(12,064)	$(6,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470	383
Amortization of deferred contract costs	1,608	833
Stock-based compensation	4,812	3,157
Bad debt expense	281	32
Changes in operating assets and liabilities:
Accounts receivable	1,588	9
Deferred contract costs	(2,782)	(2,188)
Prepaid expenses and other assets	(1,635)	(2,274)
Accounts payable	(1,094)	(1,228)
Accrued expenses and other liabilities	124	(402)
Accrued compensation	(1,315)	598
Deferred revenue	2,441	3,349
Net cash used in operating activities	(7,566)	(4,310)
Cash used in investing activities
Purchases of property and equipment	(1,190)	(382)
Net cash used in investing activities	(1,190)	(382)
Cash from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	220,086	—
Proceeds from issuance of common stock upon exercise of stock options	2,240	306
Proceeds from early exercised stock options, net of repurchases	—	(7)
Proceeds from repayment of promissory note	515	—
Payments of costs related to initial public offering	(3,923)	—
Net cash provided by financing activities	218,918	299
Net increase (decrease) in cash, cash equivalents and restricted cash	210,162	(4,393)
Cash, cash equivalents and restricted cash at beginning of year	130,323	46,451
Cash, cash equivalents and restricted cash at end of year	$340,485	$42,058

Supplemental cash flow data:
Cash paid for taxes	$2	$12
Non-cash investing and financing activities:
Vesting of early exercised options	$334	$59
Purchase of property and equipment, accrued but not yet paid	$1,253	$279
Costs related to initial public offering, accrued but not yet paid	$2,041	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$338,038	$39,609
Restricted cash - included in other assets	2,447	2,449
Total cash, cash equivalents and restricted cash	$340,485	$42,058
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Description of Business
PagerDuty, Inc. (the Company or PagerDuty) was incorporated under the laws of the state of Delaware in May 2010.
PagerDuty acts as the central nervous system for the digital enterprise. PagerDuty harnesses digital signals from virtually any software-enabled system or device, combines it with human response data and orchestrates teams to take the right actions in real time. The Company’s products help organizations improve operations, accelerate innovation, increase revenue, mitigate security risk, and deliver a great customer experience.
Initial Public Offering
On April 15, 2019, the Company completed its initial public offering (IPO), in which the Company issued and sold 9,860,500 shares of common stock, inclusive of the over-allotment option, at a public offering price of $24.00 per share. The Company received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million. Immediately prior to the closing of the Company’s IPO, all shares of the redeemable convertible preferred stock automatically converted into 41,273,345 shares of common stock.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2019 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2019, included in the Company’s final prospectus related to the Company’s IPO dated April 11, 2019 (Prospectus), filed with the SEC pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, (the Securities Act). There have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes, expect as described below.
The condensed consolidated financial statements include the results of PagerDuty, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of redeemable convertible preferred stock and stockholders’ deficit. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full year ending January 31, 2020 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, and the provision for income taxes, including related valuation allowance and uncertain tax positions, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated balance sheets and condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Stock Split
In May 2018, the Company effected a two-for-one stock split of the Company’s redeemable convertible preferred stock and common stock effective May 3, 2018. All redeemable convertible preferred stock and common stock share and per-share amounts for the periods presented in these condensed financial statements have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the periods presented.
2. Summary of Significant Accounting Policies
Segment Information
The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash is currently held in a limited number of financial institutions and, at times, may exceed federally insured limits.
No customer accounted for more than 10% of the total accounts receivable balance as of April 30, 2019. One customer accounted for 10% of the total accounts receivable balance as of January 31, 2019. No single customer represented 10% or more of revenue for the three months ended April 30, 2019 or 2018.
Related Party Transactions
Certain members of the board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Related-party transactions were not material as of April 30, 2019 and January 31, 2019 and for the three months ended April 30, 2019 and 2018.
Deferred Offering Costs
Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the condensed consolidated balance sheets. Deferred offering costs of $6.4 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against IPO proceeds upon the closing of the Company’s IPO in April 2019. As of January 31, 2019, there was $3.3 million of deferred offering costs.

Recently Adopted Accounting Pronouncements
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2019. The amendments that were effective upon issuance of the update did not have an impact on the Company’s condensed consolidated financial statements. The Company early adopted this beginning February 1, 2019 noting that the adoption of the standard had no material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to put all leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning February 1, 2020. The Company is in the initial stage of its assessment of the new standard and is currently evaluating the timing of adoption, the quantitative impact of adoption, and the related disclosure requirements. The Company anticipates the adoption of this standard will result in an increase in its non-current assets and liabilities recorded on the consolidated balance sheets. The adoption of the standard is not expected to have a material impact on the consolidated statements of operations. While the Company is assessing all potential impacts of the adoption of the standard, it currently expects the most significant impact to be the capitalization of right-to-use assets and lease liabilities for its office space leases. At this point in time, the Company does not intend to early adopt the standard.
3. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2019	2019
Leasehold improvements	$7,719	$6,512
Computers and equipment	3,589	2,998
Capitalized internal-use software	389	389
Furniture and fixtures	1,802	1,239
Gross property and equipment (1)	13,499	11,138
Accumulated depreciation and amortization	(5,799)	(5,366)
Property and equipment, net	$7,700	$5,772
(1) Gross property and equipment includes construction-in-progress for leasehold improvements of $1.4 million and $0.2 million that had not yet been placed in service as of April 30, 2019 and January 31, 2019, respectively.
Depreciation and amortization expense was $0.4 million for the three months ended April 30, 2019 and 2018.
4. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $18.6 million and $17.5 million as of April 30, 2019 and January 31, 2019, respectively. Amortization expense for the deferred costs was $1.6 million and $0.8 million for the three months ended April 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
5. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2020 and fiscal 2029. In addition to base rent the Company is also committed to pay a portion of the actual operating expenses under certain of these lease arrangements.
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent was $3.8 million as of April 30, 2019, of which $0.5 million was included within accrued expenses and other current liabilities and $3.3 million included within other liabilities on the condensed consolidated balance sheets. Deferred rent was $3.7 million as of January 31, 2019, of which $0.3 million was included within accrued expenses and other current liabilities and $3.4 million was included within other liabilities on the condensed consolidated balance sheets. Rent expense was $1.3 million and $1.2 million for the three months ended April 30, 2019 and 2018, respectively.
Legal Matters
In addition, from time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise, and accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. We are not currently a party to any legal proceedings or anticipate any pending or threatened litigation that would be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.
Warranties and Indemnification
The Company has entered into service-level agreements with a portion of its customers defining levels of uptime reliability and performance and permitting those customers to receive credits if the Company fails to meet the defined levels of uptime. To date, the Company has not experienced any significant failures to meet defined levels of uptime reliability and performance as a result of those agreements and, as a result, the Company has not incurred or accrued any material liabilities related to these agreements in the financial statements.
6. Common Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock. As of April 30, 2019, there were no shares of redeemable convertible preferred stock issued and outstanding.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the 2010 Plan) and the 2019 Equity Incentive Plan (the 2019 Plan, collectively the Stock Plans). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. Under the 2019 Plan, the Company’s Board of Directors (the Board) and any other committee or subcommittee of the Board may grant stock options and restricted stock awards to employees, consultants, and advisors of the Company. Through April 30, 2019, the Company has granted stock options and restricted stock awards. As of April 30, 2019 and January 31, 2019 the Company was authorized to grant up to 12,431,920 shares and 23,929,932 shares of common stock under the Stock Plans, respectively. Stock options generally have 10-year terms and vest over four years from the option holder’s vesting commencement date with the Company and certain awards allow for early exercise. In March 2019, the Company granted 3,041,000 options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date. The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of April 30, 2019 and January 31, 2019, there were 12,431,920 shares and 2,221,216 shares available for future issuance under the Stock Plans.
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Balance at January 31, 2019	14,006,222	$4.32	8.2 years	$142,840
Granted	3,682,821	$15.04
Exercised	(951,830)	$2.37
Forfeited	(208,525)	$6.13
Balance at April 30, 2019	16,528,688	$6.80	8.4 years	$662,726
Vested as of April 30, 2019	5,743,831	$2.74	7.4 years	$253,662

Stock options granted during the three months ended April 30, 2019 and 2018 had a weighted average grant date fair value of $10.58 and $3.63 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2019 and 2018 was $19.9 million and $2.8 million, respectively. The intrinsic value for options exercised is the difference between the estimated fair value of the stock and the exercise price of the stock option at the date of exercise.
Employee Stock Purchase Plan
In April 2019, the Company’s board of directors adopted and approved the 2019 Employee Stock Purchase Plan, (ESPP), which became effective on April 11, 2019. The ESPP initially reserved and authorized the issuance of up to a total of 1,850,000 shares of common stock to participating employees. The initial offering period began April 11, 2019 and will end on June 15, 2021, with purchase dates of December 13, 2019, June 15, 2020, December 15, 2020 and June 15, 2021. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on April 11, 2019 and will end on December 15, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
The Company recognized $0.4 million of stock-based compensation expense related to ESPP during the three months ended April 30, 2019, beginning upon the IPO in April of 2019. As of April 30, 2019, no amounts have been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions.
There were no purchases for the three months ended April 30, 2019 related to the ESPP.

Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur.
The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

Three Months Ended April 30,
	2019	2018
Expected dividend yield	—%	—%
Expected volatility	42.4% - 42.8%	40.9% - 41.0%
Expected term (years)	5.5 - 6.9	5.8 - 6.1
Risk-free interest rate	2.32% - 2.48%	2.60% - 2.72%

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of revenue	$143	$61
Research and development	860	715
Sales and marketing	1,464	852
General and administrative	2,345	1,529
Total	$4,812	$3,157

As of April 30, 2019 and January 31, 2019, there was approximately $64.2 million and $30.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan, which will be recognized over a weighted average period of 3.7 years and 2.7 years, respectively.
Warrant Issued as Charitable Contribution
In fiscal 2019, the Company commenced an initiative to donate product, equity, and employee time for charitable purposes. In June 2018, as part of this initiative, the Company issued to the Tides Foundation a warrant to purchase up to 648,092 shares of the Company’s common stock, exercisable at a price of $0.01 per share. The common stock warrant was automatically net exercised for 647,822 shares of common stock upon the closing of the IPO.

7. Deferred Revenue and Performance Obligations
During the three months ended April 30, 2019 and 2018, the Company recognized $26.3 million and $15.2 million of revenue, respectively, which were included in the deferred revenue balance as of January 31, 2019 and 2018, respectively.
As of April 30, 2019 and January 31, 2019, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $48.6 million and $43.6 million, respectively. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.
8. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2019	2018
Numerator:
Net loss	$(12,064)	$(6,579)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	32,510	20,878
Net loss per share, basic and diluted	$(0.37)	$(0.32)

Since the Company was in a loss position for the period presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. No ESPP contributions were received in the three months ended April 30, 2019 and thus there was no impact to diluted net loss per share. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2019	2018
Redeemable convertible preferred stock	—	36,001
Shares subject to outstanding common stock options	16,529	12,387
Unvested early exercised stock options	273	211
Warrants to purchase common stock	—	204
Early exercised stock options in exchange for note receivable	—	250
Restricted stock awards purchased with promissory notes	472	629
Total	17,274	49,682

9. Income Taxes
The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as our foreign operations which are subject to tax rates that differ from those in the U.S.
The Company recorded an income tax expense of $0.2 million and $0.1 million for the three months ended April 30, 2019 and 2018, respectively. The income tax expense for the three months ended April 30, 2019 as compared to the income tax expense for the three months ended April 30, 2018, changed primarily due to an increase in our foreign operations.
The gross unrecognized tax benefits as of April 30, 2019, and January 31, 2019, were $7.1 million and $6.6 million, respectively. Due to its U.S. federal and state valuation allowance, $1.0 million of unrecognized tax benefits, as of April 30, 2019, would affect the effective tax rate if recognized. The amount of interest and penalties accrued as of April 30, 2019 and January 31, 2019, were immaterial to our consolidated financial statements. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.
10. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2019	2018
United States	$29,468	$20,217
International	7,846	4,803
Total	$37,314	$25,020

Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2019 or 2018. As of April 30, 2019, 61% of the Company’s property and equipment was located in the United States and 39% was located in Canada. As of January 31, 2019, 48% of the Company’s property and equipment was located in the United States and 52% was located in Canada.
11. Subsequent Events
The Company has evaluated subsequent events through June 7, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our final prospectus related to our initial public offering, or IPO, dated April 11, 2019, or the Prospectus, filed with the SEC pursuant to Rule 424 (b) under the Securities Act of 1933 (File No. 333-230323). You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A below. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
Overview
Our mission is to connect teams to real-time opportunity and elevate work to the outcomes that matter.
We act as the central nervous system for the digital enterprise, providing for real-time operations. We collect digital signals from virtually any software-enabled system or device, correlate and interpret these signals, and combine them with human response data, orchestrating teams to take the right actions in real time.
We mine machine data and human response data to embed analytics, machine learning, and automation within our platform. Our platform learns from every incident, allowing teams to be proactive and incorporate best practices into their operations to improve performance.
Our products help organizations improve operations, accelerate innovation, increase revenue, mitigate security risk, and deliver great customer experience.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, spanning event intelligence, incident response, on-call management, business visibility, and analytics. We have invested in developing the scalability, reliability, and security of our platform to address the needs of even the largest and most demanding customers. We have over 300 ecosystem partners that enable our customers to gather and correlate digital signals from virtually any software-enabled system or device.
As of April 30, 2019, we had over 11,600 customers - ranging from startups to Fortune 50 companies. Our customers use our products across a broad range of use cases such as DevOps, Security, IT Operations, Business and Internet of Things.
Our platform is easy to adopt and scalable for businesses of all sizes. We generate revenue primarily through sales of subscriptions to our software. We offer a range of pricing plans aligned with our customers needs and their digital operations maturity. We have a land and expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers, enabling teams to get started without assistance. We complement our self-service model with a high-velocity inside sales team focused on the midmarket and small and medium business, and a field sales team focused on enterprise customers. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in annual recurring revenue, or ARR, are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based, “always on” technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, larger customers have constituted a greater share of our revenue.

	As of April 30,
	2019	2018
Customers	11,680	10,139
Customers greater than $100,000 in ARR	242	160
Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate.

	Last 12 Months Ended April 30,
	2019	2018
Dollar-based net retention rate for all customers	137%	136%
Components of Results of Operations
Revenue
We generate subscription revenue from customers accessing our platform. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription revenue is driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our platform. We recognize subscription revenue ratably over the term of the subscription period beginning on the date we grant access to our platform, assuming that all other revenue recognition criteria have been met.
Due to the low complexity of implementation and integration of our platform with our customers’ existing infrastructure, revenue from professional services has been immaterial to date.
Cost of Revenue
Cost of revenue primarily consists of expenses related to providing our platform to customers, including personnel expenses for operations and global support, payments to our third-party cloud infrastructure providers for hosting our software, payment processing fees, amortization of capitalized internal-use software costs, and allocated overhead costs for facilities, information technology, and other overhead costs. We will continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of investments to expand the capacity of our third-party cloud infrastructure providers and our continued efforts to enhance our platform support and customer success teams.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and sales commissions. Operating expenses also include allocated overhead costs for facilities, shared IT related expenses, including depreciation expense, and certain companywide events and functions.
Research and Development
Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include contractor fees, depreciation of equipment used in research and development activities, and allocated overhead costs. We expect that our research and development expenses will increase in dollar value as our business grows.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead costs. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expenses will increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.
General and Administrative
General and administrative expenses consist primarily of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, and allocated overhead costs.
We are incurring additional expenses than we have historically experienced as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services and to invest in processes and systems. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term as we expect our investments to allow for improved efficiency for future growth in the business.
Interest Income
Interest income consists of income earned on our money market funds included in cash and cash equivalents and restricted cash.
Other Income, Net
Other income, net primarily consists of sublease income related to our San Francisco lease and foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended April 30,
	2019	2018
Revenue	$37,314	$25,020
Cost of revenue(1)	5,486	3,885
Gross profit	31,828	21,135
Operating expenses:
Research and development(1)	10,906	7,719
Sales and marketing(1)	21,167	13,294
General and administrative(1)	12,484	7,116
Total operating expenses	44,557	28,129
Loss from operations	(12,729)	(6,994)
Interest income	889	130
Other income, net	21	389
Loss before provision for income taxes	(11,819)	(6,475)
Provision for income taxes	(245)	(104)
Net loss and comprehensive loss	$(12,064)	$(6,579)
______________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of revenue	$143	$61
Research and development	860	715
Sales and marketing	1,464	852
General and administrative	2,345	1,529
Total	$4,812	$3,157

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2019	2018
Revenue	100%	100%
Cost of revenue	15	16
Gross margin	85%	84%
Operating expenses:
Research and development	29	31
Sales and marketing	57	53
General and administrative	33	28
Total operating expenses	119%	112%
Loss from operations	(34)	(28)
Interest income	2	1
Other income, net	—	2
Loss before provision for income taxes	(32)	(26)
Provision for income taxes	(1)	—
Net loss and comprehensive loss	(32)%	(26)%
______________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$37,314	$25,020	$12,294	49%
Revenue increased by $12.3 million, or 49%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase in revenue for the three months ended April 30, 2019 was primarily attributable to the growth from existing customers and, to a lesser extent, from the revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional functionality.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$5,486	$3,885	$1,601	41%
Gross margin	85%	84%
Cost of revenue increased by $1.6 million, or 41%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. This increase was primarily due to an increase of $0.6 million in personnel expenses as a result of increased headcount, an increase of $0.4 million in hosting and software costs, and an increase of $0.3 million in allocated overhead costs to support the continued growth of the business and related infrastructure.

Our gross margin increased slightly from 84% for the three months ended April 30, 2018 to 85% for the three months ended April 30, 2019. The overall increase in gross margin reflects our increased revenue for the period, as well as our continued commitment to managing personnel expenses and costs related to our third-party hosting services.
Research and Development

	Three Months Ended April 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$10,906	$7,719	$3,187	41%
Percentage of revenue	29%	31%
Research and development expenses increased by $3.2 million, or 41%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. This increase was primarily due to an increase of $1.7 million in personnel expenses as a result of increased headcount to support our continued investment in our platform, and a $0.3 million increase in outside professional services. Costs to support the continued growth of the business and related infrastructure increased $0.7 million which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended April 30,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$21,167	$13,294	$7,873	59%
Percentage of revenue	57%	53%
Sales and marketing expenses increased by $7.9 million, or 59%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. This increase was primarily due to an increase of $4.5 million in personnel expenses as a result of increased headcount to support our go-to-market strategy and increased variable compensation for our sales personnel (including amortization of deferred contract costs) in line with our revenue growth. Sales and marketing expenses also increased due to a $1.1 million increase in travel related expenses reflecting the increase in headcount and marketing events as well as our sales kick off for fiscal 2020, a $0.5 million increase in marketing and promotional expenses driven by increases in advertising, and a $0.7 million increase in the use of outside professional services. In addition, allocated overhead costs increased $1.1 million to support the continued growth of the business and related infrastructure.
General and Administrative

	Three Months Ended April 30,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$12,484	$7,116	$5,368	75%
Percentage of revenue	33%	28%
General and administrative expenses increased by $5.4 million, or 75%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. This increase was primarily due to an increase of $3.2 million in personnel expenses as a result of increased headcount and $0.4 million increase in the use of outside professional services as we made certain investments to prepare for becoming a public company. Costs to support the continued growth of the business and related infrastructure increased $1.3 million which includes allocated overhead costs.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Gross profit	$31,828	$21,135
Add:
Stock-based compensation	143	61
Non-GAAP gross profit	$31,971	$21,196

Gross margin	85%	84%
Non-GAAP gross margin	86%	85%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Loss from operations	$(12,729)	$(6,994)
Add:
Stock-based compensation	4,812	3,157
Non-GAAP operating loss	$(7,917)	$(3,837)

Operating margin	(34)%	(28)%
Non-GAAP operating margin	(21)%	(15)%

Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Net loss	$(12,064)	$(6,579)
Add:
Stock-based compensation	4,812	3,157
Non-GAAP net loss	$(7,252)	$(3,422)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assess our liquidity.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(7,566)	$(4,310)
Less:
Purchases of property and equipment	(1,190)	(382)
Free cash flow	$(8,756)	$(4,692)
Net cash used in investing activities	(1,190)	(382)
Net cash provided by financing activities	$218,918	$299
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our subscriptions and the net proceeds we have received from sales of equity securities and borrowings on our prior loan facilities. On April 15, 2019, upon the closing of our IPO, we received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million.
As of April 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $338.0 million. We believe that our existing cash and cash equivalents and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2019, we had deferred revenue of $66.5 million, of which $66.2 million was recorded as a current liability and expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(7,566)	$(4,310)
Net cash used in investing activities	(1,190)	(382)
Net cash provided by financing activities	218,918	299
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sales and public sale of equity securities.
Cash used in operating activities for the three months ended April 30, 2019 of $7.6 million primarily related to our net loss of $12.1 million, adjusted for non-cash charges of $7.2 million and net cash outflows of $2.7 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of our deferred contract costs, and bad debt expense. Changes in operating assets and liabilities reflected cash inflows from a $2.4 million increase in deferred revenue resulting primarily from increased billings for subscriptions, and a $1.6 million decrease in accounts receivable due to timing of cash collections. These amounts were partially offset by a $2.8 million increase in deferred contract costs due to commissions paid on new bookings, a $1.6 million increase in prepaid expenses and other assets related to prepayments made in advance for future services, a $1.3 million decrease in accrued compensation due to payouts of prior year bonuses and commissions, and a $1.0 million decrease in accounts payable and accrued expenses and other liabilities.
Cash used in operating activities for the three months ended April 30, 2018 of $4.3 million primarily related to our net loss of $6.6 million, adjusted for non-cash charges of $4.4 million and net cash outflows of $2.1 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, amortization of our deferred contract costs, and bad debt expense. The main drivers of the changes in operating assets and liabilities related to a $3.3 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, and a $0.6 million increase in accrued compensation due to an increase in headcount. These amounts were partially offset by an increase of $2.3 million in prepaid expenses and other assets related to prepayments made in advance for future services, a $2.2 million increase in deferred contract costs due to commissions paid on new bookings, and a net decrease in accounts payable and accrued expenses and other liabilities of $1.6 million.

Investing Activities
Cash used in investing activities for the three months ended April 30, 2019 of $1.2 million consisted primarily of purchases of property and equipment to support additional office space for our San Francisco office and additional headcount.
Cash used in investing activities for the three months ended April 30, 2018 of $0.4 million was the result of purchases of property and equipment, of which a substantial majority related to purchases of computers for new employees.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2019 of $218.9 million consisted primarily of net proceeds from the initial public offering of $220.1 million, after underwriting discounts and commissions, proceeds from the exercise of stock options and repayment of a promissory note of $2.8 million, partially offset by $3.9 million in payments related to costs associated with our initial public offering.
Cash provided by financing activities for the three months ended April 30, 2018 of $0.3 million consisted primarily of net proceeds from the exercise of stock options.
Contractual Obligations and Commitments
During the three months ended April 30, 2019, there were no material changes in our contractual obligations and other commitments, as disclosed in the Prospectus.
For further information on our commitments and contingencies, refer to Note 5 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Off-Balance Sheet Arrangements
We do not currently have and, as of April 30, 2019 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.

These policies are discussed in Note 2 in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on April 11, 2019. There have been no significant changes to these policies for the three months ended April 30, 2019.
Recently Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of April 30, 2019, we had cash, cash equivalents and restricted cash totaling $340.5 million, of which $54.4 million was invested in money market funds. As of April 30, 2019, $2.4 million was classified as restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of April 30, 2019, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Limitations on the Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2010 and have experienced net losses and negative cash flows from operations since inception. We generated a net loss of $12.1 million and $6.6 million for the three months ended April 30, 2019 and 2018, respectively, and as of April 30, 2019, we had an accumulated deficit of $140.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may decline, fail to grow or fail to grow significantly, and we may incur additional operating losses.
The market for real-time operations solutions, particularly enterprise-grade solutions, is in an early stage of development, and it is uncertain whether this market will develop, and even if it does develop, how rapidly it will develop, how much it will grow, or whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including potential customer awareness of our platform; the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain, and effectively train inside and field sales personnel; our ability to develop or maintain integrations with partners; the effectiveness of our marketing programs; the costs of our platform; and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform might not continue to develop or might develop more slowly than we expect, either of which would harm our growth prospects and operating results.

If we are unable to attract new customers, our revenue growth will be adversely affected.
To increase our revenue, we must continue to attract new customers and increase sales to new customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies, including our partners, that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.
To increase our revenue, in addition to selling to new customers, we must retain existing customers and convince them to expand their use of our platform across their organizations — in terms of increasing the number of users, subscribing for additional functionality, and broadening the user base across multiple departments and business units. Our ability to retain our customers and increase the amount of their subscriptions could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described herein. As a result, we may be unable to renew our subscriptions with existing customers or attract new business from existing customers, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
Our ability to sell additional functionality to our existing customers may require more sophisticated and costly sales efforts, especially as we target larger enterprises and more senior management who make these purchasing decisions. Similarly, the rate at which our customers purchase additional products from us depends on a number of factors, including general economic conditions and the pricing of additional product functionality. If our efforts to sell additional functionality to our customers are not successful, our business and growth prospects would suffer.
Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. Our subscriptions with our customers are typically one year in duration but can range from monthly to multi-year. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base, in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. For example, we experienced decreases in our renewal and expansion rates in 2016, as compared to 2015, following an increase in subscription prices in 2015. If our customers do not renew their subscriptions for our products, or if they reduce their subscription amounts at the time of renewal, our revenue and other results of operations will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $37.3 million and $25.0 million for the three months ended April 30, 2019 and 2018, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our real-time operations platform effectively so that we are able to attract new customers and expand sales to our existing customers;

•	expand the functionality and use cases for the products we offer on our platform;

•	maintain the rates at which customers purchase and renew subscriptions to our platform;

•	provide our customers with customer support that meets their needs;

•	continue to introduce our products to new markets outside of the United States;

•	successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and

•	increase awareness of our brand on a global basis and successfully compete with other companies.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
In addition, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, particularly in the United States;

•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;

•	product development, including investments in our product development team and the development of new products and new functionality for our platform;

•	acquisitions or strategic investments;

•	international expansion; and

•	general administration, including increased legal and accounting expenses associated with being a public company.
These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not achieve or maintain profitability in the future.
We derive substantially all of our revenue from a single product.
Sales of subscriptions to our On-Call Management product account for substantially all of our revenue. We expect these subscriptions to account for a large portion of our revenue for the foreseeable future. As a result, our operating results could suffer due to:

•	any decline in demand for our On-Call Management product;

•	the failure of our broader platform and other products to achieve market acceptance;

•	the market for real-time operations platforms not continuing to grow, or growing more slowly than we expect;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our platform and products;

•	technological innovations or new standards that our platform and products do not address;

•	sensitivity to current or future prices offered by us or our competitors; and

•	our inability to release enhanced versions of our platform and products on a timely basis.
Our inability to renew or increase sales of subscriptions to our platform or market and sell additional products and functionality, or a decline in prices of our platform subscription levels, would harm our business and operating results more seriously than if we derived significant revenue from a variety of products. In addition, if the market for our platform and products grows more slowly than anticipated, or if demand for our real-time operations platform does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers, or other factors, our business, results of operations, and financial condition would be adversely affected.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
The market for real-time operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. For example, companies that compete with certain components of our offerings include Atlassian through its acquisition of OpsGenie, Splunk through its acquisition of VictorOps, and to a limited extent, ServiceNow. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
We compete on the basis of a number of factors, including:

•	platform functionality;

•	breadth of offering and integrations;

•	performance, security, scalability, and reliability;

•	real-time response capabilities;

•	brand recognition, reputation, and customer satisfaction;

•	ease of implementation and use; and

•	total cost of ownership.
Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product offerings to compete with our platform, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product and services offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our platform. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in pricing pressures. Some of our larger competitors, such as Atlassian and Splunk, have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products.
In addition, because of the characteristics of open-source software, there may be fewer technology barriers to entry in the open-source market by new competitors. One of the characteristics of open-source software is that, subject to specified restrictions, anyone may modify and redistribute the existing open-source software and use it to compete in the marketplace. Such competition can develop with a smaller degree of overhead and lead time than required by traditional proprietary software companies. New open-source-based platform technologies and standards are consistently being developed and can gain popularity quickly. Improvements in open source could cause customers to replace software purchased from us with their internally-developed, integrated and maintained open-source software. It is possible for competitors with greater resources than ours to develop their own in-house solution and make it available on an open-source basis to organizations that would otherwise be potential customers of ours, potentially reducing the demand for our products and putting price pressure on our offerings.
For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.
The nature of our business exposes us to inherent liability risks.
Our platform and related products, including our Event Intelligence, Modern Incident Response, Visibility, and Analytics products, are designed to communicate damage-mitigating information and information about potential opportunities frequently during critical business events. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced or the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, and we cannot assure you that we are adequately insured against the risks that we face.
We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our operating results, our stock price and the value of your investment could decline.
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;

•	our ability to attract new customers;

•	our ability to retain our existing customers;

•	customer expansion rates and the pricing and quantity of subscriptions renewed;

•	the timing of our customer purchases;

•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;

•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;

•	the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;

•	the effects of acquisitions and their integration;

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•	the impact of new accounting pronouncements;

•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and

•	awareness of our brand and our reputation in our target markets.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
Because we recognize revenue from subscriptions over the term of the relevant agreement, downturns or upturns in sales are not immediately reflected in full in our operating results.
We recognize revenue over the term of our subscription agreement, and our subscriptions are typically one year in duration but can range from monthly to multi-year. As a result, much of our revenue is generated from subscriptions entered into during previous periods. Consequently, a decline in demand for our platform or a decline in new or renewed subscriptions in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue from customers is recognized over the applicable term of their subscriptions.
Seasonality may cause fluctuations in our sales and operating results.
The first fiscal quarter of each year is usually our lowest billings and bookings quarter. In fact, billings and bookings during our first fiscal quarter are typically lower than the prior fourth fiscal quarter. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our billings, bookings, and other operating results in the future as we continue to target larger enterprise customers.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to enhance our real-time operations platform or develop new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, results of operations, and financial condition would be adversely affected.
If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, results of operations, and financial condition may suffer.
We believe that maintaining and enhancing the PagerDuty brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our platform and products from competitive products and services. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Our ability to increase our customer base and achieve broader market acceptance of our real-time operations platform will depend to a significant extent on our ability to expand our marketing and sales organizations. We plan to continue expanding our direct sales force and partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including online advertising. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, and changes in the search algorithms used by major search engines. All of these efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
If we are unable to enhance and improve our platform or develop new functionality or use cases, our revenue may not grow.
Our ability to increase sales will depend in large part on our ability to enhance and improve our platform, introduce new functionality in a timely manner, and develop new use cases for our platform. Any new functionality that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to enhance our platform or develop new functionality to keep pace with rapid technological and regulatory change, our business, results of operations, and financial condition could be adversely affected.
If our products fail to perform properly due to defects or similar problems, and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers, become subject to service performance or warranty claims, or incur other significant costs.
Our operations are dependent upon our ability to prevent system interruption. Our platform for real-time operations is built on a modern modular technology stack that is inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time experienced service outages and found defects in our platform. We may experience additional outages or discover additional defects in the future that could result in data unavailability or unauthorized access to, or loss or corruption of, our customers’ data. We may not be able to detect and correct defects or errors before implementing our platform. Consequently, we or our customers may discover defects or errors after our platform has been deployed.

The occurrence of any defects, errors, disruptions in service, or other performance problems with our software, whether in connection with day-to-day operations, upgrades, or otherwise, could result in:

•	loss of customers;

•	lost or delayed market acceptance and sales of our products;

•	delays in payment to us by customers;

•	injury to our reputation and brand;

•	legal claims, including warranty and service level agreement claims, against us; or

•	diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
The costs incurred in correcting any material defects or errors in our software or other performance problems may be substantial and could adversely affect our business, operating results, and financial condition.
As we continue to pursue sales to new and existing enterprise customers, our sales cycle, forecasting processes, and deployment processes may become more unpredictable and require greater time and expense.
While we rely predominantly on self-service purchases to establish new customer relationships, our inside and field sales teams target expansion opportunities with existing enterprise customers. Sales to new and existing enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations. As we seek to increase our sales to enterprise customers, we face more complex customer requirements, substantial upfront sales costs, less predictability, and, in some cases, longer sales cycles than we do with smaller customers. With enterprises, the decision to subscribe to our platform frequently may require the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization, and accordingly, sales to enterprises may require us to invest more time educating these potential customers. Purchases by larger enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the subscription terms with enterprises. Our ability to successfully sell our platform to larger enterprises is also dependent upon the effectiveness of our sales force, including new sales personnel, who currently represent the majority of our sales force. In addition, if we are unable to increase sales of our platform to larger enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely affected.
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
Our current management team is new and if we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Each of our executive management team either joined us recently or has taken on a new role in the organization. These changes in our executive management team may be disruptive to our business. Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy and growth plans.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense and increasing. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. While the market for such personnel is particularly competitive in Silicon Valley, it is also competitive in other markets where we maintain operations, including Canada. The current regulatory environment related to immigration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in Canada, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, we may fail to identify, attract, and retain talented employees who support our corporate culture that we believe fosters innovation, teamwork, diversity, and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed.
The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth.
Our security measures have on occasion in the past been, and may in the future be, compromised. If our, our customers’, or our third-party providers’ security measures are compromised, or unauthorized access to the data of our customers or their employees, customers, or other constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation and business would be damaged, we may incur significant liabilities, and the value of our business and common stock may decrease.
Our operations involve the storage and transmission of data of our customers and their employees and customers, including personally identifiable information such as contact information and physical location. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance, or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this information, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which would damage our reputation and business, impair our sales, and harm our customers.
Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own

IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from malware, phishing, ransomware, man-in-the-middle attacks, session hijacking, denial-of-service, password attacks, viruses, worms and other malicious software programs or cybersecurity attacks to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. For example, in 2015, a database containing certain of our user information was compromised by a hacker who bypassed several layers of authentication. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data.
Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification by us of any data security incident. Accordingly, security incidents experienced by our competitors, by our customers, or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions, and subject us to third-party lawsuits, regulatory fines, or other action or liability, which could materially and adversely affect our business, results of operations, and financial condition.
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data or that such coverage will continue to be available to us on acceptable terms or at all.
We make numerous statements in our privacy policies and terms of service, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform, including detailed descriptions of the security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants.
We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.
We rely upon our marketing strategy of offering 14-day free trials of our products and other inbound, lead-generation strategies to generate sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many early users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.
Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
We currently serve our customers from third-party data centers, including those operated by AWS and Microsoft Azure. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of redundant data centers that become active during certain lapses of service or damage at a primary data center, our reputation and business could be harmed.
Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our IT systems and infrastructure to fail, resulting in interruptions in our real-time operations platform. We have from time to time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Any interruptions or delays in our service, whether or not caused by our products, third-parties, natural disasters, or security breaches, could harm our relationships with customers and cause our revenue to decrease or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.
If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our revenue and growth prospects will decline.
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with third-party applications, tools and software. These third-parties may change the features of their technologies, restrict our access to their applications, tools or other software or alter the terms governing their use in a manner that is adverse to our business and our ability to market and sell our real-time operations platform. Such third parties could also develop features and functionality that limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications, tools or other software that our customers use or expose APIs for our customers to use, we may not be able to offer the functionality that our customers require, which would negatively affect our results of operations and growth prospects.
The success of our business depends on our customers’ continued and unimpeded internet access.
Our customers must have internet access in order to use our platform. Some internet service providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our platform.
In December 2010, the Federal Communications Commission, or the FCC, adopted net neutrality rules barring internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. Recently, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent internet service providers attempt to interfere with our services, extract fees from us to make our platform available, or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise negatively affect our business.
We provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, results of operations, and financial condition.
All of our subscription agreements contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and delivery requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. We could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations.

If we fail to offer high-quality support, our business and reputation could suffer.
Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions to existing and new customers could suffer, and our reputation with existing or potential customers would be harmed.
We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.
As usage of our real-time operations platform grows and as the breadth of the use cases for our products expands, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base.
Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower subscription renewal rates by existing customers, the issuance of service credits, or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in these efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures would adversely affect our business, results of operations, and financial condition.
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.
We may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we have only limited experience in acquiring other businesses, and we may not successfully identify desirable acquisition targets, or if we acquire additional businesses, we may not be able to integrate them effectively following the acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, as well as unfavorable accounting treatment and exposure to claims and disputes by third parties, including intellectual property claims. We also may not generate sufficient financial returns to offset the costs and expenses related to any acquisitions. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial condition may suffer.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the three months ended April 30, 2019 and 2018, customers outside the United States generated 21% and 19%, respectively, of our revenue. We currently have offices in the Australia, Canada, United Kingdom, and United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of April 30, 2019, approximately 36% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions, including in the United Kingdom as a result of the United Kingdom exiting the European Union, or Brexit;

•	the need to adapt and localize our products for specific countries;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	potential changes in trade relations, regulations, or laws;

•	unexpected changes in laws, regulatory requirements, or tax laws;

•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

•
differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•
challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;

•	potential changes in laws, regulations and costs affecting our U.K. operations and local employees due to Brexit;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general market preferences for local vendors;

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability or terrorist activities;

•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
The Tax Cuts and Jobs Act, or the Tax Act, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities and valuation allowance have been revalued at the newly enacted U.S. corporate rate. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses are incurred and an increasing portion of our assets are held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2019, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $84.2 million, $54.1 million, and $3.8 million, respectively, which begin to expire in 2030. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
The Tax Act was enacted on December 22, 2017 and significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. While the Tax Act allows for federal net operating losses incurred during our taxable year ended January 31, 2018 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation, and indefinite carryforward, on our net operating losses generated during our taxable year ended January 31, 2019, and forward. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;

•
changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of current and future tax audits, examinations, or administrative appeals; and

•	limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles, or GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and financial condition and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the valuation of the stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, and the provision for income taxes, including related valuation allowance and uncertain tax positions, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls in connection with the implementation of third-party software or otherwise, which could impair our ability to provide products to our customers in a timely manner, limit us to smaller deployments of our products, increase our technical support costs or cause us to be unable to timely and accurately report our financial results in accordance with the rules and regulations of the SEC. In addition, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until we file our first annual report with the SEC following the date when we are no longer an “emerging growth company.” Our independent registered public accounting firm may, during the evaluation and testing process of our internal controls, identify one or more material weaknesses in our internal control over financial reporting.
Our management team has limited experience managing a public company.
Our management team has limited experience managing a publicly-traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.
We could incur substantial costs in protecting or defending our proprietary rights, and any failure to adequately protect such rights could impair our competitive position and result in the loss of valuable intellectual property rights, reduced revenue and costly litigation.
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results, and financial condition could be adversely affected.
Any future litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.
We have in the past, and may in the future be, subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We have in the past and may in the future become subject to intellectual property disputes. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition.
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, and damaging to our reputation and brand.
We use open source software in our products, which could subject us to litigation or other actions.
We use open source software in our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or new customers, harming our business and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the FCPA, U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties, or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our solutions.
We receive, store, and process personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, it is possible that customers may use our services to obtain and store personal identifiable information, personal health information, and personal financial information. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
In addition, several foreign countries and governmental bodies, including the EU, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
Within the European Union, the General Data Protection Regulation, or GDPR, significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective.
The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, marketing, or customer communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity and could cause our application providers, customers and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU Supervisory Authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security in the United States, the EU, and other jurisdictions, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for express or implied consent of our customers, partners, or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local, and foreign governments. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations, and financial condition.
Our sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
We sell to U.S. federal, state, and local, as well as foreign, governmental agency customers, as well as to customers in highly regulated industries such as financial services, pharmaceuticals, insurance, healthcare, and life sciences. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.
Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, results of operations, and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our platform is subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report.
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control that prohibit the shipment of most products and services to embargoed jurisdictions or sanctioned parties without the required export authorizations. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Until recently we had a limited export compliance program. While we have implemented additional precautions to prevent our products from being exported in violation of these laws, including obtaining authorizations for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control or economic sanctions regulations. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.
If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our end-customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our products would adversely affect our business, operating results, and growth prospects.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	variance in our financial performance from expectations of securities analysts;

•	changes in the pricing of subscriptions to our platform and products;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platform and products;

•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

•	our involvement in litigation;

•	future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;

•	changes in senior management or key personnel;

•	the trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our common stock. In addition, given the relatively small initial public float of shares of our common stock on the New York Stock Exchange, the trading market for our shares may be subject to increased volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
Future sales of our common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock for 180 days from the IPO. These lock-up agreements limited the number of shares of capital stock that may be sold immediately following the IPO. Subject to certain limitations, approximately 65,111,088 shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period, based on the number of shares outstanding as of January 31, 2019 and including the shares that we sold in the IPO, which were available to be resold in the public market immediately following the IPO. The underwriters in our IPO may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
Our stock price and trading volume following is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and sales of subscriptions to our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own a significant percentage of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of July 31 of such fiscal year.
We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
We are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending January 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•
require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If this ultimate adjudication were to occur, we would enforce the federal district court exclusive forum provision in our amended and restated certificate of incorporation.

Item 2.    Unregistered Sales of Securities and Use of Proceeds
Unregistered Sales of Equity Securities
From February 1, 2019 through April 15, 2019 (the date of the filing of our registration statement on Form S-8), we granted options to purchase an aggregate of 3,682,821 shares of common stock under our 2010 Plan, with a weighted average exercise price of $15.04 per share, and we issued 798,916 shares of common stock upon exercise of stock options under our 2010 Plan. These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of such securities were our employees, directors or consultants.
In April 2019, we also issued an aggregate of 737,807 shares of common stock pursuant to the net exercise of warrants to purchase our common stock.
The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Use of Proceeds
In April 2019, we closed our initial public offering, in which we sold 9,860,500 shares of common stock at a price to the public of $24.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares and excluding shares of common stock sold in the IPO by certain of our existing stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230323), which was declared effective by the SEC on April 10, 2019. We raised aggregate net proceeds of $213.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs through April 30, 2019. There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus.
The lead book-running managers of the IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. RBC Capital Markets, LLC and Allen & Company LLC acted as joint bookrunners. KeyBanc Capital Markets Inc., Piper Jaffray & Co., William Blair & Company, L.L.C. and BTIG, LLC acted as co-managers for the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. The offering commenced on April 10, 2019 and did not terminate before all securities registered in the registration statement were sold. As of April 30, 2019, approximately $2.0 million of expenses incurred in connection with our IPO were not yet paid.
Items 3, 4 and 5 are not applicable and have been omitted.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate	S-1/A	333-230323	4.1	April 2, 2019
10.1	PagerDuty, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230323	10.2	March 21, 2019
10.2	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.3	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1/A	333-230323	10.4	March 15, 2019
10.4	PagerDuty, Inc. Executive Severance and Change in Control Policy	S-1/A	333-230323	10.9	March 21, 2019
10.5	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this June 7, 2019.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Accounting and Financial Officer)