Form 10-Q
period 2019-07-31
PagerDuty, Inc.
filed 2019-09-06
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of August 30, 2019, was 76,285,543.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	July 31,	January 31,
	2019	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$306,316	$127,875
Accounts receivable, net of allowance for doubtful accounts of $1,558 and $2,360 as of July 31, 2019 and January 31, 2019, respectively	36,079	33,538
Investments, current	34,805	—
Deferred contract costs, current	7,367	6,002
Prepaid expenses and other current assets	9,126	5,422
Total current assets	393,693	172,837
Property and equipment, net	10,135	5,772
Deferred contract costs, non-current	13,353	11,470
Other assets	1,131	7,155
Total assets	$418,312	$197,234
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,302	$7,657
Accrued expenses and other current liabilities	8,378	7,145
Accrued compensation	12,081	10,050
Deferred revenue, current	75,739	63,957
Total current liabilities	100,500	88,809
Deferred revenue, non-current	2,058	147
Other liabilities	6,591	4,185
Total liabilities	109,149	93,141
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock	—	173,023
Stockholders’ equity (deficit):
Common stock	—	—
Additional paid-in capital	462,665	59,938
Accumulated deficit	(153,502)	(128,868)
Total stockholders’ equity (deficit)	309,163	(68,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$418,312	$197,234
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	$40,361	$27,744	$77,675	$52,764
Cost of revenue	6,106	3,912	11,592	7,797
Gross profit	34,255	23,832	66,083	44,967
Operating expenses:
Research and development	11,635	7,804	22,541	15,523
Sales and marketing	23,786	15,319	44,953	28,613
General and administrative	13,215	13,672	25,699	20,788
Total operating expenses	48,636	36,795	93,193	64,924
Loss from operations	(14,381)	(12,963)	(27,110)	(19,957)
Interest income	1,967	148	2,856	278
Other income, net	80	326	101	715
Loss before provision for income taxes	(12,334)	(12,489)	(24,153)	(18,964)
Provision for income taxes	(236)	(91)	(481)	(195)
Net loss and comprehensive loss	$(12,570)	$(12,580)	$(24,634)	$(19,159)
Net loss per share, basic and diluted	$(0.17)	$(0.59)	$(0.45)	$(0.91)
Weighted average shares used in calculating net loss per share, basic and diluted	75,433	21,190	54,327	21,036
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of April 30, 2019	—	$—	76,013,403	$—	$454,559	$(140,932)	$313,627
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	213,515	—	545	—	545
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	183	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	(10)	—	(10)
Vesting of early exercised options	—	—	—	—	338	—	338
Stock-based compensation	—	—	—	—	7,233	—	7,233
Net loss and comprehensive loss	—	—	—	—	—	(12,570)	(12,570)
Balances as of July 31, 2019	—	$—	76,227,101	$—	$462,665	$(153,502)	$309,163

	Six Months Ended July 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	1,165,345	—	2,785	—	2,785
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	183	—	—	—	—
Exercise of common stock warrants	—	—	737,807	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	173,023
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	(10)	—	(10)
Vesting of early exercised options	—	—	—	—	672	—	672
Stock-based compensation	—	—	—	—	12,045	—	12,045
Net loss and comprehensive loss	—	—	—	—	—	(24,634)	(24,634)
Balances as of July 31, 2019	—	$—	76,227,101	$—	$462,665	$(153,502)	$309,163

PAGERDUTY, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of April 30, 2018	36,000,534	$83,204	22,138,316	$—	$35,284	$(94,706)	$(59,422)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	407,872	—	292	—	292
Warrant issued in conjunction with charitable contribution	—	—	—	—	6,217	—	6,217
Vesting of early exercised options	—	—	—	—	151	—	151
Stock-based compensation	—	—	—	—	2,529	—	2,529
Net loss and comprehensive loss	—	—	—	—	—	(12,580)	(12,580)
Balances as of July 31, 2018	36,000,534	$83,204	22,546,188	$—	$44,473	$(107,286)	$(62,813)

	Six Months Ended July 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2018	36,000,534	$83,204	21,705,352	$—	$31,762	$(88,127)	$(56,365)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	840,836	—	598	—	598
Warrant issued in conjunction with charitable contribution	—	—	—	—	6,217	—	6,217
Vesting of early exercised options	—	—		—	210	—	210
Stock-based compensation	—	—	—	—	5,686	—	5,686
Warrant issued in conjunction with charitable contribution	—	—	—	—	—		—
Net loss and comprehensive loss	—	—	—	—	—	(19,159)	(19,159)
Balances as of July 31, 2018	36,000,534	$83,204	22,546,188	$—	$44,473	$(107,286)	$(62,813)
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities
Net loss	(24,634)	$(19,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,046	795
Amortization of deferred contract costs	3,442	1,841
Stock-based compensation	12,045	5,686
Warrant issued in conjunction with charitable contribution	—	6,217
Other	83	451
Changes in operating assets and liabilities:
Accounts receivable	(2,733)	(8,087)
Deferred contract costs	(6,690)	(5,692)
Prepaid expenses and other assets	(3,411)	(3,923)
Accounts payable	(2,712)	(529)
Accrued expenses and other liabilities	2,433	(694)
Accrued compensation	2,031	2,639
Deferred revenue	13,693	11,408
Net cash used in operating activities	(5,407)	(9,047)
Cash flows from investing activities
Purchases of property and equipment	(2,019)	(564)
Capitalized internal-use software costs	—	(92)
Purchases of held-to-maturity investments	(34,696)	—
Net cash used in investing activities	(36,715)	(656)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	220,086	—
Payments of costs related to initial public offering	(5,208)	—
Proceeds from repayment of promissory note	515	—
Proceeds from issuance of common stock upon exercise of stock options	2,785	598
Proceeds from early exercised stock options, net of repurchases	—	2,234
Employee payroll taxes paid related to net share settlement of restricted stock units	(10)	—
Net cash provided by financing activities	218,168	2,832
Net increase (decrease) in cash, cash equivalents and restricted cash	176,046	(6,871)
Cash, cash equivalents and restricted cash at beginning of year	130,323	46,451
Cash, cash equivalents and restricted cash at end of year	$306,369	$39,580

Supplemental cash flow data:
Cash paid for taxes	$56	$24
Non-cash investing and financing activities:
Vesting of early exercised options	$672	$210
Purchase of property and equipment, accrued but not yet paid	$1,032	$2,601
Costs related to initial public offering, accrued but not yet paid	$737	$—
Non-cash additions of property and equipment	$2,364	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$306,316	$37,132
Restricted cash - included in other assets	$53	$2,448
Total cash, cash equivalents and restricted cash	$306,369	$39,580
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
Initial Public Offering
On April 15, 2019, the Company completed its initial public offering (IPO), pursuant to which the Company issued and sold 9,860,500 shares of common stock, inclusive of the over-allotment option, at a public offering price of $24.00 per share. The Company received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million. Immediately prior to the closing of the Company’s IPO, all shares of the redeemable convertible preferred stock automatically converted into 41,273,345 shares of common stock.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2019 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2019, included in the Company’s final prospectus related to the Company’s IPO dated April 11, 2019 (Prospectus), filed with the SEC pursuant to Rule 424 (b) under the Securities Act of 1933, as amended. There have been no changes to the Company’s significant accounting policies as described in the Prospectus that have had a material impact on the Company’s condensed consolidated financial statements and related notes, except as described below.
The condensed consolidated financial statements include the results of PagerDuty, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of redeemable convertible preferred stock and stockholders’ deficit. The results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the full year ending January 31, 2020 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, and the provision for income taxes, including the related valuation allowance and any uncertain tax positions, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, held-to-maturity investments, and accounts receivable. All of the Company’s cash and cash equivalents and held-to-maturity investments are invested in money market funds, United States (U.S.) Treasury securities, commercial paper, or corporate debt securities that management believes to be of high credit quality.
No customer accounted for more than 10% of the total accounts receivable balance as of July 31, 2019. One customer accounted for 10% of the total accounts receivable balance as of January 31, 2019. No single customer represented 10% or more of revenue for the three and six months ended July 31, 2019 or 2018.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, highly liquid investments with original maturities of three months or less from the date of purchase, and money market funds.
Investments
Investments consist of highly liquid investments, primarily U.S. Treasury securities, commercial paper, and corporate debt securities, with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet. These investments are classified as held-to-maturity as the Company has the ability and positive intent to hold these investments to maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value. The Company had $34.8 million of investments classified as held-to-maturity as of July 31, 2019. The Company had no investments as of January 31, 2019.

Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Related party transactions were not material as of either July 31, 2019 or January 31, 2019, or for the three and six months ended July 31, 2019 and 2018.
Deferred Offering Costs
Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the condensed consolidated balance sheets. Deferred offering costs of $6.4 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against IPO proceeds upon the closing of the Company’s IPO in April 2019. As of January 31, 2019, there were $3.3 million of deferred offering costs which are included in other assets in the accompanying condensed consolidated balance sheet as of January 31, 2019.
Recently Adopted Accounting Pronouncements
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2019. The amendments that were effective upon issuance of the update did not have an impact on the Company’s condensed consolidated financial statements. The Company early adopted this ASU beginning February 1, 2019 noting that the adoption of the standard had no material impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning February 1, 2020. The Company is in the initial stage of its assessment of the new standard and is currently evaluating the timing of adoption, the quantitative impact of adoption, and the related disclosure requirements. The Company anticipates the adoption of this standard will result in an increase in its non-current assets and liabilities recorded on the consolidated balance sheets. The adoption of the standard is not expected to have a material impact on the consolidated statements of operations. While the Company is assessing all potential impacts of the adoption of the standard, it currently expects the most significant impact to be the capitalization of right-to-use assets and lease liabilities for its office space leases. The Company does not intend to early adopt the standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This guidance will be effective for the Company beginning February 1, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Fair Value Measurements
The Company measures its financial assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value, as follows:
Level 1-Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2-Valuations based on inputs that are directly or indirectly observable in the marketplace.
Level 3-Valuations based on unobservable inputs that are supported by little or no market activity.
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories (in thousands):

	As of July 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$247,320	$—	$—	$247,320
U.S. Treasury securities	—	4,980	—	4,980
Commercial paper	—	16,358	—	16,358
Corporate debt securities	—	14,967	—	14,967
Total	$247,320	$36,305	$—	$283,625
Included in cash equivalents				$248,820
Included in investments				$34,805

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the six months ended July 31, 2019.
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. As of July 31, 2019 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

4. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2019	2019
Leasehold improvements	$10,194	$6,512
Computers and equipment	3,917	2,998
Capitalized internal-use software	325	389
Furniture and fixtures	1,968	1,239
Gross property and equipment (1)	16,404	11,138
Accumulated depreciation and amortization	(6,269)	(5,366)
Property and equipment, net	$10,135	$5,772
(1) Gross property and equipment includes construction-in-progress for leasehold improvements of $2.5 million and $0.2 million that had not yet been placed in service as of July 31, 2019 and January 31, 2019, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $0.6 million and $0.4 million for the three months ended July 31, 2019 and 2018 and $1.0 million and $0.8 million for the six months ended July 31, 2019 and 2018, respectively.
5. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $20.7 million and $17.5 million as of July 31, 2019 and January 31, 2019, respectively. Amortization expense for the deferred costs was $1.8 million and $1.0 million for the three months ended July 31, 2019 and 2018, respectively, and $3.4 million and $1.8 million for the six months ended July 31, 2019 and 2018, respectively. There was no impairment charge related to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2020 and fiscal 2029. In addition to base rent the Company is also committed to pay a portion of the actual operating expenses under certain of these lease arrangements.
In December 2015, the Company entered into a sublease agreement for its former headquarters in San Francisco, California. The Company received sublease income of $0.3 million during the three months ended July 31, 2018 and $0.7 million for the six months ended July 31, 2018. The lease and related sublease expired in fiscal 2019.
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent was $6.2 million as of July 31, 2019, of which $0.8 million was included within accrued expenses and other current liabilities and $5.4 million was included within other liabilities on the condensed consolidated balance sheets. Deferred rent was $3.7 million as of January 31, 2019, of which $0.3 million was included within accrued expenses and other current liabilities and $3.4 million was included within other liabilities on the condensed consolidated balance sheets. Rent expense was $1.6 million and $1.1 million for the three months ended July 31, 2019 and 2018, respectively, and $2.9 million and $2.4 million for the six months ended July 31, 2019 and 2018, respectively.

As of July 31, 2019 the future minimum lease payments by fiscal year excluding sublease income under non-cancellable operating leases are as follows (in thousands):

Minimum Lease Payments
2020	$2,742
2021	5,629
2022	6,327
2023	6,502
2024	6,683
Thereafter	15,847
Total	$43,730

Total future minimum lease payments under non-cancellable operating leases as of July 31, 2019 are primarily comprised of lease payments due under the lease of the Company’s headquarters in San Francisco, California, and leases for the Company’s offices in Toronto, Canada and Atlanta, Georgia.
In July 2019, the Company entered into a non-cancellable operating lease for office space in Atlanta, Georgia, with minimum lease payments of $14.4 million through the lease term of July 2028.
Legal Matters
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise and accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. The Company is not currently a party to any legal proceedings and does not anticipate any pending or threatened litigation that would be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.
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
7. Common Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the 2010 Plan) and the 2019 Equity Incentive Plan (the 2019 Plan, collectively the Stock Plans). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. Under the 2019 Plan, the Company’s Board of Directors (the Board) and any other committee or subcommittee of the Board may grant stock options and restricted stock awards (RSAs) and restricted stock units (RSUs) to employees, consultants, and advisors of the Company. Through July 31, 2019, the Company has granted stock options, RSAs, and RSUs. As of July 31, 2019 and January 31, 2019, respectively, the Company was authorized to grant up to 12,724,831 shares and 23,929,932 shares of common stock under the Stock Plans.
The Company has issued stock options and RSAs to employees and non-employee directors under the 2010 Plan, and certain of these awards allow for early exercise. The Company has issued stock options and RSUs to employees pursuant to the 2019 Plan. Stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years and expire 10 years from the date of grant. RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years.
In March 2019, the Company granted 3,041,000 options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of July 31, 2019 and January 31, 2019, there were 12,533,564 shares and 2,221,216 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

As of July 31, 2019
Stock options and unvested RSUs outstanding	16,278,346
Available for future stock option and RSU grants	12,533,564
Available for ESPP	1,850,000
Total common stock reserved at July 31, 2019	30,661,910

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2019	14,006,222	$4.32	8.2 years	$142,840
Granted	3,758,093	$15.82
Exercised	(1,170,845)	$2.42
Canceled	(430,936)	$7.85
Outstanding at July 31, 2019	16,162,534	$7.05	8.2 years	$601,234
Vested as of July 31, 2019	6,588,059	$3.11	7.3 years	$270,688

Stock options granted during the three months ended July 31, 2019 and 2018 had a weighted average grant date fair value of $23.08 and $5.13 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended July 31, 2019 and 2018 was $10.5 million and $1.8 million, respectively.
Stock options granted during the six months ended July 31, 2019 and 2018 had a weighted average grant date fair value of $10.83 and $4.39 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 31, 2019 and 2018 was $30.5 million and $4.6 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.

As of July 31, 2019 and January 31, 2019, respectively, there was approximately $59.5 million and $30.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan, which will be recognized over a weighted average period of 3.5 years and 2.7 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2019	—	$—
Granted	117,966	$48.04
Vested, net of shares withheld for employee payroll taxes	(183)	$46.26
Canceled	(1,971)	$46.26
Outstanding at July 31, 2019	115,812	$48.07

As of July 31, 2019, there was $5.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.9 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
In April 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan, (ESPP), which became effective on April 11, 2019. The ESPP initially reserved and authorized the issuance of up to a total of 1,850,000 shares of common stock to participating employees. The initial offering period began April 11, 2019 and will end on June 15, 2021, with purchase dates of December 13, 2019, June 15, 2020, December 15, 2020 and June 15, 2021. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on April 11, 2019 and will end on December 15, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
The Company recognized $1.8 million and $2.2 million of stock-based compensation expense related to ESPP during the three and six months ended July 31, 2019, respectively beginning upon the IPO in April 2019. As of July 31, 2019, $2.6 million has been withheld on behalf of employees for a future purchase under the ESPP.
There were no purchases for the three and six months ended July 31, 2019 related to the ESPP.
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
The Company recognized $6.2 million of non-cash charitable contribution expense during the three and six months ended July 31, 2018 and this amount is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue	$327	$70	$470	$131
Research and development	1,437	398	2,297	1,113
Sales and marketing	2,326	914	3,790	1,766
General and administrative(1)	3,143	1,147	5,488	2,676
Total	$7,233	$2,529	$12,045	$5,686
(1) Stock-based compensation expense above does not include $6.2 million of non-cash charitable contribution expense.
8. Deferred Revenue and Performance Obligations
During the three months ended July 31, 2019 and 2018, the Company recognized $28.8 million and $17.9 million of revenue, respectively, which were included in the deferred revenue balance as of April 30, 2019 and 2018, respectively.
During the six months ended July 31, 2019 and 2018, the Company recognized $46.7 million and $26.5 million of revenue, respectively, which was included in the deferred revenue balance as of January 31, 2019 and 2018, respectively.
As of July 31, 2019 and January 31, 2019, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $60.1 million and $43.6 million, respectively. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.
9. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(12,570)	$(12,580)	$(24,634)	$(19,159)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	75,433	21,190	54,327	21,036
Net loss per share, basic and diluted	$(0.17)	$(0.59)	$(0.45)	$(0.91)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2019	2018
Redeemable convertible preferred stock	—	36,001
Shares subject to outstanding common stock options	16,278	13,546
Unvested early exercised stock options	205	470
Warrants to purchase common stock	—	852
Early exercised stock options in exchange for note receivable	—	250
Restricted stock awards purchased with promissory notes	429	510
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	125	—
Total	17,037	51,629

10. Income Taxes
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
The Company recorded an income tax expense of $0.2 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively, and $0.5 million and $0.2 million for the six months ended July 31, 2019 and 2018, respectively. The income tax expense for the three and six months ended July 31, 2019 as compared to the income tax expense for the three and six months ended July 31, 2018, changed primarily due to growth in our foreign operations.
11. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
United States	$31,592	$22,223	$61,060	$42,441
International	8,769	5,521	16,615	10,323
Total	$40,361	$27,744	$77,675	$52,764

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2019 or 2018. As of July 31, 2019, 69% of the Company’s property and equipment was located in the United States and 31% was located in Canada. As of January 31, 2019, 48% of the Company’s property and equipment was located in the United States and 52% was located in Canada.
12. Subsequent Events
The Company has evaluated subsequent events through September 6, 2019.

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
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, spanning event intelligence, incident response, on-call management, business visibility, and analytics. We have invested in developing the scalability, reliability, and security of our platform to address the needs of even the largest and most demanding customers. We have over 350 integrations with ecosystem partners that enable our customers to gather and correlate digital signals from virtually any software-enabled system or device.
As of July 31, 2019, we had over 12,000 customers - ranging from startups to Fortune 50 companies. Our customers use our products across a broad range of use cases such as DevOps, Security, IT Operations, Business and Internet of Things.
Our platform is easy to adopt and scalable for businesses of all sizes. We generate revenue primarily through sales of subscriptions to our software. We offer a range of pricing plans aligned with our customers’ needs and their digital operations maturity. We have a land and expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers, and enabling teams to get started without assistance. We complement our self-service model with a high-velocity inside sales team focused on the midmarket and small and medium business, and a field sales team focused on enterprise customers. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.

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

	As of July 31,
	2019	2018
Customers	12,045	10,454
Customers greater than $100,000 in ARR	274	181
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

	Last 12 Months Ended July 31,
	2019	2018
Dollar-based net retention rate for all customers	132%	138%
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and sales commissions. Operating expenses also include allocated overhead costs for facilities, shared IT related expenses, including depreciation expense, and certain company wide events and functions.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs, costs of general marketing activities and promotional activities, travel related expenses, and allocated overhead costs. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expenses will increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.
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
Interest Income
Interest income consists of income earned on our cash and cash equivalents and interest earned on our short term investments which consist of U.S. Treasury securities, commercial paper, and corporate debt securities.

Other Income, Net
Other income, net primarily consists of sublease income related to our San Francisco lease, accretion income on our held-to-maturity investments, and foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	$40,361	$27,744	$77,675	$52,764
Cost of revenue(1)	6,106	3,912	11,592	7,797
Gross profit	34,255	23,832	66,083	44,967
Operating expenses:
Research and development(1)	11,635	7,804	22,541	15,523
Sales and marketing(1)	23,786	15,319	44,953	28,613
General and administrative(1)	13,215	13,672	25,699	20,788
Total operating expenses	48,636	36,795	93,193	64,924
Loss from operations	(14,381)	(12,963)	(27,110)	(19,957)
Interest income	1,967	148	2,856	278
Other income, net	80	326	101	715
Loss before provision for income taxes	(12,334)	(12,489)	(24,153)	(18,964)
Provision for income taxes	(236)	(91)	(481)	(195)
Net loss and comprehensive loss	$(12,570)	$(12,580)	$(24,634)	$(19,159)
______________

(1)	Includes stock-based compensation expense and non-cash charitable contribution expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue	$327	$70	$470	$131
Research and development	1,437	398	2,297	1,113
Sales and marketing	2,326	914	3,790	1,766
General and administrative	3,143	7,364	5,488	8,893
Total	$7,233	$8,746	$12,045	$11,903

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	15	14	15	15
Gross margin	85%	86%	85%	85%
Operating expenses:
Research and development	29	28	29	29
Sales and marketing	59	55	58	54
General and administrative	33	49	33	39
Total operating expenses	121%	133%	120%	123%
Loss from operations	(36)	(47)	(35)	(38)
Interest income	5	1	4	1
Other income, net	—	1	—	1
Loss before provision for income taxes	(31)	(45)	(31)	(36)
Provision for income taxes	(1)	—	(1)	—
Net loss and comprehensive loss	(31)%	(45)%	(32)%	(36)%
______________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	40,361	27,744	$12,617	45%
Revenue increased by $12.6 million, or 45%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase in revenue for the three months ended July 31, 2019 was primarily attributable to the growth from existing customers and, to a lesser extent, from the revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional functionality.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	6,106	3,912	$2,194	56%
Gross margin	85%	86%
Cost of revenue increased by $2.2 million, or 56%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. This increase was primarily due to an increase of $0.8 million in personnel expenses as a result of increased headcount, an increase of $0.9 million in hosting, software, and telecom costs, and an increase of $0.3 million in allocated overhead costs to support the continued growth of the business and related infrastructure.

Research and Development

	Three Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$11,635	$7,804	$3,831	49%
Percentage of revenue	29%	28%
Research and development expenses increased by $3.8 million, or 49%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. This increase was primarily due to an increase of $2.5 million in personnel expenses as a result of increased headcount to support our continued investment in our platform and a $0.2 million increase in outside professional services. Costs to support the continued growth of the business and related infrastructure increased $0.8 million which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$23,786	$15,319	$8,467	55%
Percentage of revenue	59%	55%
Sales and marketing expenses increased by $8.5 million, or 55%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. This increase was primarily due to an increase of $5.8 million in personnel expenses as a result of increased headcount to support our go-to-market strategy and increased variable compensation for our sales personnel (including amortization of deferred contract costs) in line with our revenue growth. Sales and marketing expenses also increased due to a $0.6 million increase in travel related expenses reflecting the increase in headcount and marketing events, a $0.2 million increase in marketing and promotional expenses driven by increases in advertising, and a $1.1 million increase in the use of outside professional services. This increase was offset by a decrease in bad debt expense of $0.5 million. In addition, allocated overhead costs increased $1.0 million to support the continued growth of the business and related infrastructure.
General and Administrative

	Three Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$13,215	$13,672	$(457)	(3)%
Percentage of revenue	33%	49%
General and administrative expenses decreased by $0.5 million, or 3%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. This decrease was primarily due to $6.2 million of non-cash expense recognized during the three months ended July 31, 2018 for the warrant issued to the Tides Foundation. This decrease was largely offset by an increase of $4.3 million in personnel expenses as a result of increased headcount and $0.5 million increase in the use of outside professional services . Costs to support the continued growth of the business and related infrastructure increased $0.2 million which includes allocated overhead costs.

Interest Income and Other Income, Net

	Three Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Interest income	$1,967	$148	$1,819	1,229%
Other income, net	$80	$326	$(246)	(75)%
Interest income increased by $1.8 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to a higher cash and cash equivalents and investments balance following our IPO. Other income, net decreased by $0.2 million for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The decrease in other income for the three months ended July 31, 2019 was primarily related to sublease income that we received prior to the sublease expiring in fiscal 2019.
Comparison of the Six Months Ended July 31, 2019, and 2018
Revenue

	Six Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$77,675	$52,764	$24,911	47%
Revenue increased by $24.9 million, or 47%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase in revenue for the six months ended July 31, 2019 was primarily attributable to the growth from existing customers and, to a lesser extent, from the revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional functionality.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	11,592	7,797	$3,795	49%
Gross margin	85%	85%
Cost of revenue increased by $3.8 million, or 49%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. This increase was primarily due to an increase of $1.4 million in personnel expenses as a result of increased headcount, an increase of $1.3 million in hosting, software, and telecom costs, and an increase of $0.6 million in allocated overhead costs to support the continued growth of the business and related infrastructure.
Research and Development

	Six Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$22,541	$15,523	$7,018	45%
Percentage of revenue	29%	29%
Research and development expenses increased by $7.0 million, or 45%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. This increase was primarily due to an increase of $4.2 million in personnel expenses as a result of increased headcount to support our continued investment in our platform and a $0.5 million increase in outside professional services. Costs to support the continued growth of the business and related infrastructure increased $1.7 million which includes allocated overhead costs.
Sales and Marketing

	Six Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$44,953	$28,613	$16,340	57%
Percentage of revenue	58%	54%
Sales and marketing expenses increased by $16.3 million, or 57%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. This increase was primarily due to an increase of $10.1 million in personnel expenses as a result of increased headcount to support our go-to-market strategy and increased variable compensation for our sales personnel (including amortization of deferred contract costs) in line with our revenue growth. Sales and marketing expenses also increased due to a $1.8 million increase in travel related expenses reflecting the increase in headcount and marketing events as well as our sales kick off for fiscal 2020, a $0.7 million increase in marketing and promotional expenses driven by increases in advertising, and a $1.8 million increase in the use of outside professional services. In addition, allocated overhead costs increased $2.1 million to support the continued growth of the business and related infrastructure.
General and Administrative

	Six Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$25,699	$20,788	$4,911	24%
Percentage of revenue	33%	39%
General and administrative expenses increased by $4.9 million, or 24%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. This increase was primarily due to an increase of $7.7 million in personnel expenses as a result of increased headcount and $1.1 million increase in the use of outside professional services as we made certain investments to prepare for becoming a public company. This increase was partially offset by $6.2 million of non-cash expense recognized during three months ended July 31, 2018 for the warrant issued to the Tides Foundation. Costs to support the continued growth of the business and related infrastructure increased $0.8 million which includes allocated overhead costs.
Interest Income and Other Income, Net

	Six Months Ended July 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Interest income	$2,856	$278	$2,578	927%
Other income, net	$101	$715	$(614)	(86)%
Interest income increased by $2.6 million for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to a higher cash and cash equivalents and investments balance following our IPO. Other income, net decreased by $0.6 million for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The decrease in other income for the six months ended July 31, 2019 was primarily related to sublease income that we received prior to the lease expiring in fiscal 2019.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for stock-based compensation expense. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$34,255	$23,832	$66,083	$44,967
Add:
Stock-based compensation	327	70	470	131
Non-GAAP gross profit	$34,582	$23,902	$66,553	$45,098

Gross margin	85%	86%	85%	85%
Non-GAAP gross margin	86%	86%	86%	85%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense and non-cash charitable contribution expense. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Loss from operations	$(14,381)	$(12,963)	$(27,110)	$(19,957)
Add:
Stock-based compensation	7,233	2,529	12,045	5,686
Non-cash charitable contribution expense	—	6,217	—	6,217
Non-GAAP operating loss	$(7,148)	$(4,217)	$(15,065)	$(8,054)

Operating margin	(36)%	(47)%	(35)%	(38)%
Non-GAAP operating margin	(18)%	(15)%	(19)%	(8)%

Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense and non-cash charitable contribution expense.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(12,570)	$(12,580)	$(24,634)	$(19,159)
Add:
Stock-based compensation	7,233	2,529	12,045	5,686
Non-cash charitable contribution expense	—	6,217	—	6,217
Non-GAAP net loss	$(5,337)	$(3,834)	$(12,589)	$(7,256)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assess our liquidity.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Net cash used in operating activities	$2,159	$(4,737)	$(5,407)	$(9,047)
Less:
Purchases of property and equipment	(829)	(182)	(2,019)	(564)
Capitalized internal-use software costs	—	(92)	—	(92)
Free cash flow	$1,330	$(5,011)	$(7,426)	$(9,703)
Net cash used in investing activities	$(35,525)	$(274)	$(36,715)	$(656)
Net cash provided by financing activities	$(750)	$2,533	$218,168	$2,832
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
As of July 31, 2019, our principal sources of liquidity were cash and cash equivalents and investments totaling $341.1 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2019, we had deferred revenue of $77.8 million, of which $75.7 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(5,407)	$(9,047)
Net cash used in investing activities	$(36,715)	$(656)
Net cash provided by financing activities	$218,168	$2,832
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
Cash used in operating activities for the six months ended July 31, 2019 of $5.4 million primarily related to our net loss of $24.6 million, adjusted for non-cash charges of $16.6 million and net cash outflows of $2.6 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, and amortization of our deferred contract costs. Changes in operating assets and liabilities reflected cash inflows from a $13.7 million increase in deferred revenue resulting primarily from increased billings for subscriptions, and a $2.0 million increase in accrued compensation primarily due to withholdings on the ESPP and increased headcount. These amounts were partially offset by a $6.7 million increase in deferred contract costs due to commissions paid on new bookings, a $3.4 million increase in prepaid expenses and other assets related to prepayments made in advance for future services, a $2.7 million increase in accounts receivable due to timing of cash collections, and a $0.3 million decrease in accounts payable and accrued expenses and other liabilities.
Cash used in operating activities for the six months ended July 31, 2018 of $9.0 million primarily related to our net loss of $19.2 million, adjusted for non-cash charges of $15.0 million and net cash outflows of $4.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation, expense on the warrant issued in conjunction with a charitable contribution, depreciation and amortization of property and equipment, amortization of our deferred contract costs, and bad debt expense. The main drivers of the changes in operating assets and liabilities related to a $11.4 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, and a $2.6 million increase in accrued compensation due to an increase in headcount. These amounts were partially offset by an increase of $3.9 million in prepaid expenses and other assets related to prepayments made in advance for future services, a $5.7 million increase in deferred contract costs due to commissions paid on new bookings, and a net decrease in accounts payable and accrued expenses and other liabilities of $1.2 million.

Investing Activities
Cash used in investing activities for the six months ended July 31, 2019 of $36.7 million, consisted of purchases of held-to-maturity investments of $34.7 million and purchases of property and equipment of $2.0 million primarily to support additional office space for our San Francisco office and purchases of computers for new employees.
Cash used in investing activities for the six months ended July 31, 2018 of $0.7 million was the result of purchases of property and equipment, of which a substantial majority related to purchases of computers for new employees.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2019 of $218.2 million consisted primarily of net proceeds from our IPO of $220.1 million after underwriting discounts and commissions, and proceeds from the exercise of stock options and repayment of a promissory note of $3.3 million, partially offset by $5.2 million in payments related to costs associated with our IPO.
Cash provided by financing activities for the six months ended July 31, 2018 of $2.8 million consisted primarily of net proceeds from the early exercise and exercise of stock options.
Contractual Obligations and Commitments
During the six months ended July 31, 2019, there were no material changes to our contractual obligations and other commitments, as disclosed in the Prospectus, other than the non-cancellable operating lease we entered into for office space in Atlanta, Georgia. The minimum lease payments are $14.4 million through July 2028.
For further information on our commitments and contingencies, refer to Note 6 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of July 31, 2019 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

These policies are discussed in Note 2 in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on April 11, 2019. There have been no significant changes to these policies for the six months ended July 31, 2019 other than those disclosed herein.
Recently Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of July 31, 2019, we had cash, cash equivalents and investments totaling $341.1 million, of which $283.6 million was invested in money market funds, U.S. Treasury securities, commercial paper and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as held-to-maturity consist of U.S. Treasury securities, commercial paper, and corporate debt securities with maturities of less than one year. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these until maturity. As of July 31, 2019, our held-to-maturity investments are recorded as current on our condensed consolidated balance sheets.
As of July 31, 2019, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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
We were incorporated in 2010 and have experienced net losses and negative cash flows from operations since inception. We generated a net loss of $12.6 million and $12.6 million for the three months ended July 31, 2019 and 2018, respectively, and $24.6 million and $19.2 million for the six months ended July 31, 2019 and 2018, respectively, and as of July 31, 2019, we had an accumulated deficit of $153.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
Our revenue was $40.4 million and $27.7 million for the three months ended July 31, 2019 and 2018, respectively, and $77.7 million and $52.8 million for the six months ended July 31, 2019 and 2018, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the three months ended July 31, 2019 and 2018, customers outside the United States generated 22% and 20%, respectively, and of the six months ended July 31, 2019 and 2018, customers outside of the Unites States generated 21% and 20%, respectively, of our revenue. We currently have offices in the Australia, Canada, United Kingdom, and United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of July 31, 2019, approximately 36% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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

Item 2.    Unregistered Sales of Securities and Use of Proceeds
Use of Proceeds
In April 2019, we closed our initial public offering, in which we sold 9,860,500 shares of common stock at a price to the public of $24.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares and excluding shares of common stock sold in the IPO by certain of our existing stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230323), which was declared effective by the SEC on April 10, 2019. We raised aggregate net proceeds of $213.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs. As of July 31, 2019, approximately $0.7 million of expenses incurred in connection with our IPO were not yet paid. There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2019 through May 31, 2019	3,000	$2.00	—	$—
June 1, 2019 through June 30, 2019	2,500	$2.00	—	$—
July 1, 2019 through July 31, 2019	—	$—	—	$—
Total	5,500	$2.00	—	$—
(1) Represents shares of unvested common stock that were repurchased by us from certain former employees upon termination of employment through the partial cancellation of an outstanding promissory note in accordance with the terms of the applicable employee’s restricted stock agreement and promissory note. We repurchased the shares from the former employees at the original exercise price.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this September 6, 2019.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Accounting and Financial Officer)