Form 10-Q
period 2019-10-31
PagerDuty, Inc.
filed 2019-12-06
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of November 29, 2019, was 77,230,071.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	October 31, 2019	January 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,347	$127,875
Accounts receivable, net of allowance for doubtful accounts of $1,024 and $2,360 as of October 31, 2019 and January 31, 2019, respectively	29,205	33,538
Investments	169,744	—
Deferred contract costs, current	8,251	6,002
Prepaid expenses and other current assets	9,985	5,422
Total current assets	393,532	172,837
Property and equipment, net	10,031	5,772
Deferred contract costs, non-current	14,667	11,470
Other assets	1,767	7,155
Total assets	$419,997	$197,234
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,254	$7,657
Accrued expenses and other current liabilities	6,827	7,145
Accrued compensation	15,669	10,050
Deferred revenue, current	78,582	63,957
Total current liabilities	106,332	88,809
Deferred revenue, non-current	2,042	147
Other liabilities	7,132	4,185
Total liabilities	115,506	93,141
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock	—	173,023
Stockholders’ equity (deficit):
Common stock	—	—
Additional paid-in capital	473,308	59,938
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(168,767)	(128,868)
Total stockholders’ equity (deficit)	304,491	(68,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$419,997	$197,234
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$42,750	$31,229	$120,425	$83,993
Cost of revenue	6,634	4,599	18,226	12,396
Gross profit	36,116	26,630	102,199	71,597
Operating expenses:
Research and development	12,619	14,578	35,160	30,101
Sales and marketing	27,425	18,738	72,378	47,351
General and administrative	12,765	9,264	38,464	30,052
Total operating expenses	52,809	42,580	146,002	107,504
Loss from operations	(16,693)	(15,950)	(43,803)	(35,907)
Interest income	1,427	318	4,283	596
Other income, net	245	372	346	1,087
Loss before provision for income taxes	(15,021)	(15,260)	(39,174)	(34,224)
Provision for income taxes	(244)	(115)	(725)	(310)
Net loss	$(15,265)	$(15,375)	$(39,899)	$(34,534)
Comprehensive loss:
Unrealized loss on investments	(50)	—	(50)	—
Total comprehensive loss	$(15,315)	$(15,375)	$(39,949)	$(34,534)
Net loss per share, basic and diluted	$(0.20)	$(0.71)	$(0.65)	$(1.63)
Weighted average shares used in calculating net loss per share, basic and diluted	75,992	21,598	61,628	21,226
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of July 31, 2019	—	$—	76,227,101	$—	$462,665	$—	$(153,502)	$309,163
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	920,730	—	2,965	—	—	2,965
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	897	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	(4)	—	—	(4)
Vesting of early exercised options	—	—	—	—	335	—	—	335
Stock-based compensation	—	—	—	—	7,347	—	—	7,347
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(15,265)	(15,265)
Balances as of October 31, 2019	—	$—	77,148,728	$—	$473,308	$(50)	$(168,767)	$304,491

	Nine Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$—	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,086,075	—	5,750	—	—	5,750
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	1,080	—	—	—	—	—
Exercise of common stock warrants	—	—	737,807	—	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	—	173,023
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	(14)	—	—	(14)
Vesting of early exercised options	—	—	—	—	1,007	—	—	1,007
Stock-based compensation	—	—	—	—	19,392	—	—	19,392
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(39,899)	(39,899)
Balances as of October 31, 2019	—	$—	77,148,728	$—	$473,308	$(50)	$(168,767)	$304,491

PAGERDUTY, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of July 31, 2018	36,000,534	$83,204	22,546,188	$—	$44,473	$(107,286)	$(62,813)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	400,087	—	707	—	707
Exercise of common stock warrants	—	—	101,905	—	473	—	473
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $181	5,272,811	89,819	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	337	—	337
Stock-based compensation	—	—	—	—	10,176	—	10,176
Net loss	—	—	—	—	—	(15,375)	(15,375)
Balances as of October 31, 2018	41,273,345	$173,023	23,048,180	$—	$56,166	$(122,661)	$(66,495)

	Nine Months Ended October 31, 2018
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2018	36,000,534	$83,204	21,705,352	$—	$31,762	$(88,127)	$(56,365)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	1,240,923	—	1,305	—	1,305
Warrant issued in conjunction with charitable contribution	—	—	—	—	6,217	—	6,217
Exercise of common stock warrants	—	—	101,905	—	473	—	473
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $181	5,272,811	89,819	—	—	—	—	—
Vesting of early exercised options	—	—		—	547	—	547
Stock-based compensation	—	—	—	—	15,862	—	15,862
Net loss	—	—	—	—	—	(34,534)	(34,534)
Balances as of October 31, 2018	41,273,345	$173,023	23,048,180	$—	$56,166	$(122,661)	$(66,495)
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities
Net loss	$(39,899)	$(34,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,675	1,254
Amortization of deferred contract costs	5,499	3,055
Stock-based compensation	19,392	15,862
Warrant issued in conjunction with charitable contribution	—	6,217
Other	(383)	664
Changes in operating assets and liabilities:
Accounts receivable	4,333	(6,245)
Deferred contract costs	(10,945)	(8,924)
Prepaid expenses and other assets	(4,864)	(2,448)
Accounts payable	(1,386)	319
Accrued expenses and other liabilities	2,464	2,127
Accrued compensation	5,619	2,840
Deferred revenue	16,520	13,577
Net cash used in operating activities	(1,975)	(6,236)
Cash flows from investing activities
Purchases of property and equipment	(3,190)	(3,078)
Capitalized internal-use software costs	—	(224)
Purchases of held-to-maturity investments	(45,736)	—
Proceeds from held-to-maturity of investments	8,950	—
Purchases of available-for-sale investments	(132,706)	—
Net cash used in investing activities	(172,682)	(3,302)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	89,819
Proceeds from initial public offering, net of underwriters' discounts and commissions	220,086	—
Payments of costs related to initial public offering	(5,603)	—
Proceeds from repayment of promissory note	515	—
Proceeds from issuance of common stock upon exercise of stock options	5,750	1,305
Proceeds from early exercised stock options, net of repurchases	—	2,234
Proceeds from issuance of common stock upon exercise of warrants	—	473
Employee payroll taxes paid related to net share settlement of restricted stock units	(14)	—
Net cash provided by financing activities	220,734	93,831
Net increase in cash, cash equivalents and restricted cash	46,077	84,293
Cash, cash equivalents and restricted cash at beginning of period	130,323	46,451
Cash, cash equivalents and restricted cash at end of period	$176,400	$130,744

Supplemental cash flow data:
Cash paid for taxes	$53	$45
Non-cash investing and financing activities:
Vesting of early exercised options	$1,007	$547
Purchase of property and equipment, accrued but not yet paid	$347	$338
Costs related to initial public offering, accrued but not yet paid	$342	$245
Non-cash additions of property and equipment	$2,364	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$176,347	$128,296
Restricted cash - included in other assets	$53	$2,448
Total cash, cash equivalents and restricted cash	$176,400	$130,744
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Description of Business and Basis of Presentation
Description of Business
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of redeemable convertible preferred stock and stockholders’ equity (deficit). The results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full year ending January 31, 2020 or for any other interim period, or for any future year.
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
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, held-to-maturity investments, available-for-sale investments, and accounts receivable. All of the Company’s cash and cash equivalents and investments are invested in money market funds, United States (U.S.) Treasury securities, commercial paper, or corporate debt securities that management believes to be of high credit quality.
No customer accounted for more than 10% of the total accounts receivable balance as of October 31, 2019. One customer accounted for 10% of the total accounts receivable balance as of January 31, 2019. No single customer represented 10% or more of revenue for the three and nine months ended October 31, 2019 or 2018.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, highly liquid investments with original maturities of three months or less from the date of purchase, and money market funds.
Investments
The Company’s investments are classified as available-for-sale and held-to-maturity and consist of highly liquid investments, primarily U.S. Treasury securities, commercial paper, and corporate debt securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.
The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. Realized gains and losses are reported in other income, net, in the condensed consolidated statements of operations. No impairment charges have been recognized to date.
Held-to-Maturity
The Company’s held-to-maturity investments consist of investments with maturities over three months from the date of purchase and less than 12 months from the date of the balance sheet and are classified as short-term. The Company has the ability and positive intent to hold these investments to maturity. Held-to-maturity investments are carried at amortized cost, which approximates fair value.
Available-for-Sale
The Company classifies its available-for-sale investments, including those with stated maturities beyond twelve months, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, the Company may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. The Company's available-for-sale investments are recorded at fair market value each reporting period. Unrealized gains and losses on these available-for-sale investments are reported as a separate component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet until realized.
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized revenue from the sales of its product to a related party of $0.2 million and $0.6 million in the three and nine months ended October 31, 2019 and were immaterial in the three and nine months ended October 31, 2018. Other Related party transactions were not material as of either October 31, 2019 or January 31, 2019, or for the three and nine months ended October 31, 2019 and 2018.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning February 1, 2020. The Company has completed its process to identify the population of lease arrangements and is nearing the completion of applying the new guidance to each arrangement. The Company is also in the process of determining the incremental borrowing rate for each arrangement. While the adoption remains in progress, the Company expects that adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on its consolidated balance sheet.
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
3. Investments
The following table summarizes the carrying value of the Company’s investments as of October 31, 2019 (in thousands):

	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
Available-for-sale investments:
U.S. Treasury securities	$29,915	$16	$29,931
Commercial paper	13,898	(3)	13,895
Corporate debt securities	89,000	(63)	88,937
Total available-for-sale investments	$132,813	$(50)	$132,763
Held-to-maturity investments:
U.S. Treasury securities	9,017	—	9,017
Commercial paper	10,443	—	10,443
Corporate debt securities	17,521	—	17,521
Total held-to-maturities investments	36,981	—	36,981
Total investments	$169,794	$(50)	$169,744

Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine month ended October 31, 2019.
All of the Company’s held-to-maturity securities have a contractual maturity of less than one year. The following table presents the contractual maturities of the Company’s available-for-sale securities as of October 31, 2019:

	Cost Basis	Recorded Basis
Due within one year	$83,432	$83,426
Due between one to five years	49,381	49,337
	$132,813	$132,763

The Company had no investments as of January 31, 2019.

4. Fair Value Measurements
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
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories (in thousands):

	As of October 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$159,047	$—	$—	$159,047
U.S. Treasury securities	—	38,948	—	38,948
Commercial paper	—	24,338	—	24,338
Corporate debt securities	—	116,431	—	116,431
Total	$159,047	$179,717	$—	$338,764
Included in cash equivalents				169,020
Included in investments				169,744

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the nine months ended October 31, 2019.
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. As of October 31, 2019 the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

5. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
Leasehold improvements	$10,295	$6,512
Computers and equipment	4,046	2,998
Capitalized internal-use software	389	389
Furniture and fixtures	1,947	1,239
Gross property and equipment (1)	16,677	11,138
Accumulated depreciation and amortization	(6,646)	(5,366)
Property and equipment, net	$10,031	$5,772
(1) Gross property and equipment includes construction-in-progress for leasehold improvements of $2.6 million and $0.2 million that had not yet been placed in service as of October 31, 2019 and January 31, 2019, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended October 31, 2019 and 2018 and $1.6 million and $1.3 million for the nine months ended October 31, 2019 and 2018, respectively.
6. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $22.9 million and $17.5 million as of October 31, 2019 and January 31, 2019, respectively. Amortization expense for the deferred costs was $2.1 million and $1.2 million for the three months ended October 31, 2019 and 2018, respectively, and $5.5 million and $3.1 million for the nine months ended October 31, 2019 and 2018, respectively. There was no impairment charge related to the costs capitalized for the periods presented.
7. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2020 and fiscal 2029. In addition to base rent the Company is also committed to pay a portion of the actual operating expenses under certain of these lease arrangements.
In December 2015, the Company entered into a sublease agreement for its former headquarters in San Francisco, California. The Company received sublease income of $0.4 million during the three months ended October 31, 2018 and $1.1 million for the nine months ended October 31, 2018. The lease and related sublease expired in fiscal 2019.
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent was $6.5 million as of October 31, 2019, of which $0.7 million was included within accrued expenses and other current liabilities and $5.8 million was included within other liabilities on the condensed consolidated balance sheets. Deferred rent was $3.7 million as of January 31, 2019, of which $0.3 million was included within accrued expenses and other current liabilities and $3.4 million was included within other liabilities on the condensed consolidated balance sheets. Rent expense was $1.8 million and $1.3 million for the three months ended October 31, 2019 and 2018, respectively, and $4.7 million and $3.6 million for the nine months ended October 31, 2019 and 2018, respectively.

As of October 31, 2019 the future minimum lease payments by fiscal year excluding sublease income under non-cancellable operating leases are as follows (in thousands):

Minimum Lease Payments
2020	$1,490
2021	5,671
2022	6,364
2023	6,502
2024	6,683
Thereafter	15,848
Total	$42,558

Total future minimum lease payments under non-cancellable operating leases as of October 31, 2019 are primarily comprised of lease payments due under the lease of the Company’s headquarters in San Francisco, California, and leases for the Company’s offices in Toronto, Canada and Atlanta, Georgia.
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
8. Common Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the 2010 Plan) and the 2019 Equity Incentive Plan (the 2019 Plan, collectively the Stock Plans). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. Under the 2019 Plan, the Company’s Board of Directors (the Board) and any other committee or subcommittee of the Board may grant stock options and restricted stock awards (RSAs) and restricted stock units (RSUs) to employees, consultants, and advisors of the Company. Through October 31, 2019, the Company has granted stock options, RSAs, and RSUs.

As of October 31, 2019 and January 31, 2019, respectively, the Company was authorized to grant up to 13,049,689 shares and 23,929,932 shares of common stock under the Stock Plans.
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
In March 2019, the Company granted 3,041,000 stock options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of October 31, 2019 and January 31, 2019, there were 12,249,794 shares and 2,221,216 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

October 31, 2019
Stock options and unvested RSUs outstanding	15,643,007
Available for future stock option and RSU grants	12,249,794
Available for ESPP	1,850,000
Total common stock reserved at October 31, 2019	29,742,801

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2019	14,006,222	$4.32	8.0 years	$142,840
Granted	3,773,315	$15.87
Exercised	(2,091,575)	$2.67
Canceled	(755,794)	$8.34
Outstanding at October 31, 2019	14,932,168	$7.28	8.0 years	$234,653
Vested as of October 31, 2019	6,563,556	$3.41	7.2 years	$128,502

Stock options granted during the three months ended October 31, 2019 and 2018 had a weighted average grant date fair value of $11.72 and $5.50 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2019 and 2018 was $21.8 million and $4.0 million, respectively.
Stock options granted during the nine months ended October 31, 2019 and 2018 had a weighted average grant date fair value of $10.84 and $4.60 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 31, 2019 and 2018 was $52.5 million and $8.6 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.

As of October 31, 2019 and January 31, 2019, respectively, there was approximately $52.5 million and $30.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 3.4 years and 2.7 years, respectively.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2019	—	$—
Granted	711,509	$30.69
Vested, net of shares withheld for employee payroll taxes	(1,080)	$32.51
Canceled	(2,108)	$46.26
Outstanding at October 31, 2019	708,321	$30.64

As of October 31, 2019, there was $20.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.8 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
In April 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (ESPP), which became effective on April 11, 2019. The ESPP initially reserved and authorized the issuance of up to a total of 1,850,000 shares of common stock to participating employees. The initial offering period began April 11, 2019 and will end on June 15, 2021, with purchase dates of December 13, 2019, June 15, 2020, December 15, 2020 and June 15, 2021. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on April 11, 2019 and will end on December 15, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
The Company recognized $1.5 million and $3.7 million of stock-based compensation expense related to ESPP during the three and nine months ended October 31, 2019, respectively beginning upon the IPO in April 2019. As of October 31, 2019, $4.1 million has been withheld on behalf of employees for a future purchase under the ESPP.
There were no purchases for the three and nine months ended October 31, 2019 related to the ESPP.
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
The Company recognized $6.2 million of non-cash charitable contribution expense during the nine months ended October 31, 2018 and this amount is included in general and administrative expense in the accompanying condensed consolidated statement of operations.
Common Stock Transfer
During the three and nine months ended October 31, 2018, certain of the Company’s investors acquired outstanding common stock from current or former employees at a purchase price greater than or equal to the estimated fair value at the time of the transactions. For the shares acquired at a price in excess of fair value during the three and nine months ended October 31, 2018, the Company recorded stock-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transactions of $5.5 million. The Company recorded $3.8 million of this expense in research and development expense, $1.4 million in general and administrative expense and $0.3 million in sales and marketing expense. In connection with these stock transfers, the Company either waived or assigned its rights of first refusal or other transfer restrictions applicable to such shares.
There were no such transactions during the three or nine months ended October 31, 2019.
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue	$303	$71	$773	$202
Research and development	1,462	6,567	3,760	7,680
Sales and marketing	2,295	1,198	6,084	2,964
General and administrative(1)	3,287	2,340	8,775	5,016
Total	$7,347	$10,176	$19,392	$15,862
(1) Stock-based compensation expense above does not include $6.2 million of non-cash charitable contribution expense.
9. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Deferred revenue, beginning of period	$77,797	$49,577	$64,104	$38,169
Billings	45,577	33,398	136,945	97,570
Revenue recognized	(42,750)	(31,229)	(120,425)	(83,993)
Deferred revenue, end of period	$80,624	$51,746	$80,624	$51,746

For the three months ended October 31, 2019 and 2018, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter. For the nine months ended October 31, 2019 and 2018, less than half of revenue recognized was from the deferred revenue balances at the beginning of each period.
As of October 31, 2019 and January 31, 2019, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $66.9 million and $43.6 million, respectively. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.

10. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(15,265)	$(15,375)	$(39,899)	$(34,534)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	75,992	21,598	61,628	21,226
Net loss per share, basic and diluted	$(0.20)	$(0.71)	$(0.65)	$(1.63)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2019	2018
Redeemable convertible preferred stock	—	41,273
Shares subject to outstanding common stock options	14,932	13,877
Unvested early exercised stock options	140	404
Warrants to purchase common stock	—	750
Early exercised stock options in exchange for note receivable	—	250
Restricted stock awards purchased with promissory notes	216	510
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	202	—
Total	15,490	57,064

11. Income Taxes
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
The Company recorded an income tax expense of $0.2 million and $0.1 million for the three months ended October 31, 2019 and 2018, respectively, and $0.7 million and $0.3 million for the nine months ended October 31, 2019 and 2018, respectively. The income tax expense for the three and nine months ended October 31, 2019 as compared to the income tax expense for the three and nine months ended October 31, 2018, changed primarily due to growth in our foreign operations.

12. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
United States	$33,330	$25,018	$94,390	$67,483
International	9,420	6,211	26,035	16,510
Total	$42,750	$31,229	$120,425	$83,993

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2019 or 2018. As of October 31, 2019, 70% of the Company’s property and equipment was located in the United States and 30% was located in Canada. As of January 31, 2019, 48% of the Company’s property and equipment was located in the United States and 52% was located in Canada.
13. Subsequent Events
The Company has evaluated subsequent events through December 6, 2019.

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
As of October 31, 2019, we had over 12,000 customers - ranging from startups to Fortune 50 companies. Our customers use our products across a broad range of use cases such as DevOps, Security, IT Operations, Business and Internet of Things.
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

	As of October 31,
	2019	2018
Customers	12,436	10,806
Customers greater than $100,000 in ARR	303	203
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

	Last 12 Months Ended October 31,
	2019	2018
Dollar-based net retention rate for all customers	129%	139%
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

Other Income, Net
Other income, net primarily consists of sublease income related to our San Francisco lease, accretion income on our held-to-maturity and available-for-sale investments, and foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	$42,750	$31,229	$120,425	$83,993
Cost of revenue(1)	6,634	4,599	18,226	12,396
Gross profit	36,116	26,630	102,199	71,597
Operating expenses:
Research and development(1)	12,619	14,578	35,160	30,101
Sales and marketing(1)	27,425	18,738	72,378	47,351
General and administrative(1)	12,765	9,264	38,464	30,052
Total operating expenses	52,809	42,580	146,002	107,504
Loss from operations	(16,693)	(15,950)	(43,803)	(35,907)
Interest income	1,427	318	4,283	596
Other income, net	245	372	346	1,087
Loss before provision for income taxes	(15,021)	(15,260)	(39,174)	(34,224)
Provision for income taxes	(244)	(115)	(725)	(310)
Net loss	$(15,265)	$(15,375)	$(39,899)	$(34,534)
______________

(1)	Includes stock-based compensation expense and non-cash charitable contribution expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue	$303	$71	$773	$202
Research and development	1,462	6,567	3,760	7,680
Sales and marketing	2,295	1,198	6,084	2,964
General and administrative	3,287	2,340	8,775	11,233
Total	$7,347	$10,176	$19,392	$22,079

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	16	15	15	15
Gross margin	84%	85%	85%	85%
Operating expenses:
Research and development	30	47	29	36
Sales and marketing	64	60	60	56
General and administrative	30	30	32	36
Total operating expenses	124%	136%	121%	128%
Loss from operations	(39)	(51)	(36)	(43)
Interest income	3	1	4	1
Other income, net	1	1	—	1
Loss before provision for income taxes	(35)	(49)	(33)	(41)
Provision for income taxes	(1)	—	(1)	—
Net loss	(36)%	(49)%	(33)%	(41)%
______________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	42,750	31,229	$11,521	37%
Revenue increased by $11.5 million, or 37%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in revenue for the three months ended October 31, 2019 was primarily attributable to the growth from existing customers and, to a lesser extent, from the revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional functionality.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	6,634	4,599	$2,035	44%
Gross margin	84%	85%
Cost of revenue increased by $2.0 million, or 44%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. This increase was primarily due to an increase of $0.9 million in personnel expenses as a result of increased headcount, an increase of $0.6 million in hosting, software, and telecom costs, and an increase of $0.4 million in allocated overhead costs, all of which to support the continued growth of the business and related infrastructure. The decrease in gross margin is primarily due to increased hosting fees as we invest in our infrastructure.
Research and Development

	Three Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$12,619	$14,578	$(1,959)	(13)%
Percentage of revenue	30%	47%
Research and development expenses decreased by $2.0 million, or 13%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 and decreased as a percentage of revenue. Excluding a one-time charge in stock based compensation expense of $3.8 million recorded for the three months ended October 31, 2018 in connection with the common stock transfer (Note 8), research and development expenses would have increased by $1.8 million. The increase quarter over quarter excluding this one time charge was primarily driven by an increase in personnel expenses of $0.6 million as a result of increased headcount to support our continued investment in our platform and a $0.2 million increase in outside professional services. Costs to support the continued growth of the business and related infrastructure increased $0.9 million in the three months ended October 31, 2019, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$27,425	$18,738	$8,687	46%
Percentage of revenue	64%	60%
Sales and marketing expenses increased by $8.7 million, or 46%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. This increase was primarily due to an increase of $6.0 million in personnel expenses as a result of increased headcount to support our go-to-market strategy and increased variable compensation for our sales personnel (including amortization of deferred contract costs). Sales and marketing expenses also increased in the three months ended October 31, 2019 due to increased allocated overhead costs of $1.4 million to support the continued growth of the business and related infrastructure, a $0.8 million increase due to additional outside professional services, a $0.4 million increase in travel related expenses reflecting the increase in headcount, and a $0.4 million increase in hosting and software costs. These increases were partially offset by a decrease in bad debt expense of $0.4 million.
General and Administrative

	Three Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$12,765	$9,264	$3,501	38%
Percentage of revenue	30%	30%
General and administrative expenses increased by $3.5 million, or 38%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. Excluding a one-time charge in stock based compensation expense of $1.4 million recorded for the three months ended October 31, 2018 in connection with the common stock transfer (Note 8), general and administrative expenses would have increased by $4.9 million. The increase quarter over quarter excluding this one time charge was primarily driven by an increase of $4.3 million in personnel expenses as a result of increased headcount. General and administrative expenses also increased in the three months ended October 31, 2019 due to a $0.3 million increase in the use of outside professional services, and a $0.3 million increase in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Income and Other Income, Net

	Three Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Interest income	$1,427	$318	$1,109	349%
Other income, net	$245	$372	$(127)	(34)%
Interest income increased by $1.1 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to a higher cash and cash equivalents and investments balance following our IPO. Other income, net decreased by $0.1 million for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The decrease in other income for the three months ended October 31, 2019 was primarily related to sublease income that we received prior to the sublease expiring in fiscal 2019.
Comparison of the Nine Months Ended October 31, 2019, and 2018
Revenue

	Nine Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$120,425	$83,993	$36,432	43%
Revenue increased by $36.4 million, or 43%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase in revenue for the nine months ended October 31, 2019 was primarily attributable to the growth from existing customers and, to a lesser extent, from the revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional functionality.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	18,226	12,396	$5,830	47%
Gross margin	85%	85%
Cost of revenue increased by $5.8 million, or 47%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. This increase was primarily due to an increase of $2.3 million in personnel expenses as a result of increased headcount, an increase of $2.0 million in hosting, software, and telecom costs, an increase of $1.0 million in allocated overhead costs, and an increase of $0.2 million in travel expenses, all of which to support the continued growth of the business and related infrastructure.

Research and Development

	Nine Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$35,160	$30,101	$5,059	17%
Percentage of revenue	29%	36%
Research and development expenses increased by $5.1 million, or 17%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 but decreased as percentage of revenue. Excluding a one-time charge in stock based compensation expense of $3.8 million recorded for the three months ended October 31, 2018 in connection with the common stock transfer (Note 8), research and development expenses would have increased by $8.9 million. The increase year over year excluding this one time charge was primarily driven by an increase of $4.9 million in personnel expenses as a result of increased headcount to support our continued investment in our platform. Research and development expenses also increased in the nine months ended October 31, 2019 due to a $0.7 million increase in outside professional services, and an increase of $0.4 million in travel costs. Costs to support the continued growth of the business and related infrastructure increased $2.6 million in the nine months ended October 31, 2019, which includes allocated overhead costs.
Sales and Marketing

	Nine Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$72,378	$47,351	$25,027	53%
Percentage of revenue	60%	56%
Sales and marketing expenses increased by $25.0 million, or 53%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. This increase was primarily due to an increase of $16.2 million in personnel expenses as a result of increased headcount to support our go-to-market strategy and increased variable compensation for our sales personnel (including amortization of deferred contract costs). Sales and marketing expenses also increased in the nine months ended October 31, 2019 due to increased allocated overhead costs of $3.5 million to support the continued growth of the business and related infrastructure, an increase of $2.2 million in travel related expenses reflecting the increase in headcount and marketing events as well as our sales kick off for fiscal 2020, a $2.0 million increase in the use of outside professional services, a $0.9 million increase in marketing and promotional expenses driven by increases in advertising, and a $0.9 million increase in software and hosting costs to support growth of the business. These increases were partially offset by a $0.7 million decrease in bad debt expense.
General and Administrative

	Nine Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$38,464	$30,052	$8,412	28%
Percentage of revenue	32%	36%
General and administrative expenses increased by $8.4 million, or 28%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 but decreased as percentage of revenue. Excluding a one-time charge in stock based compensation expense of $1.4 million recorded for the three months ended October 31, 2018 in connection with the common stock transfer (Note 8), general and administrative expenses would have increased by $9.8 million. The increase year over year excluding this one time charge was primarily driven by an increase of

$12.0 million in personnel expenses as a result of increased headcount to support growth and becoming a public company. General and administrative expenses also increased in the nine months ended October 31, 2019 due to a $1.6 million increase in the use of professional services related to operating as a public company, and a $0.6 million increase in travel costs. Costs to support the continued growth of the business and related infrastructure increased $1.7 million in the nine months ended October 31, 2019, which includes allocated overhead costs. These increases were partially offset by $6.2 million of non-cash expense recognized during the nine months ended October 31, 2018 for the warrant issued to the Tides Foundation.
Interest Income and Other Income, Net

	Nine Months Ended October 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Interest income	$4,283	$596	$3,687	619%
Other income, net	$346	$1,087	$(741)	(68)%
Interest income increased by $3.7 million for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to a higher cash and cash equivalents and investments balance following our IPO. Other income, net decreased by $0.7 million for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The decrease in other income for the nine months ended October 31, 2019 was primarily related to sublease income that we received prior to the lease expiring in fiscal 2019.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Gross profit	$36,116	$26,630	$102,199	$71,597
Add:
Stock-based compensation	303	71	773	202
Non-GAAP gross profit	$36,419	$26,701	$102,972	$71,799

Gross margin	84%	85%	85%	85%
Non-GAAP gross margin	85%	86%	86%	85%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense and non-cash charitable contribution expense. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Loss from operations	$(16,693)	$(15,950)	$(43,803)	$(35,907)
Add:
Stock-based compensation	7,347	10,176	19,392	15,862
Non-cash charitable contribution expense	—	—	—	6,217
Non-GAAP operating loss	$(9,346)	$(5,774)	$(24,411)	$(13,828)

Operating margin	(39)%	(51)%	(36)%	(43)%
Non-GAAP operating margin	(22)%	(18)%	(20)%	(16)%

Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense and non-cash charitable contribution expense.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(15,265)	$(15,375)	$(39,899)	$(34,534)
Add:
Stock-based compensation	7,347	10,176	19,392	15,862
Non-cash charitable contribution expense	—	—	—	6,217
Non-GAAP net loss	$(7,918)	$(5,199)	$(20,507)	$(12,455)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$3,432	$2,811	$(1,975)	$(6,236)
Less:
Purchases of property and equipment	(1,171)	(2,514)	(3,190)	(3,078)
Capitalized internal-use software costs	—	(132)	—	(224)
Free cash flow	$2,261	$165	$(5,165)	$(9,538)
Net cash used in investing activities	$(135,967)	$(2,646)	$(172,682)	$(3,302)
Net cash provided by financing activities	$2,566	$90,999	$220,734	$93,831
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
As of October 31, 2019, our principal sources of liquidity were cash and cash equivalents and investments totaling $346.1 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2019, we had deferred revenue of $80.6 million, of which $78.6 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(1,975)	$(6,236)
Net cash used in investing activities	$(172,682)	$(3,302)
Net cash provided by financing activities	$220,734	$93,831
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
Cash used in operating activities for the nine months ended October 31, 2019 of $2.0 million primarily related to our net loss of $39.9 million, adjusted for non-cash charges of $26.2 million and net cash outflows of $11.7 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $19.4 million, depreciation and amortization of property and equipment of $1.7 million, and amortization of our deferred contract costs of $5.5 million. Changes in operating assets and liabilities reflected cash inflows from a $16.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $5.6 million increase in accrued compensation primarily due to employee contributions on the ESPP and increased headcount, a $4.3 million decrease in accounts receivable due to timing of cash collections, and a $1.1 million increase in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by a $10.9 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, and a $4.9 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services.
Cash used in operating activities for the nine months ended October 31, 2018 of $6.2 million primarily related to our net loss of $34.5 million, adjusted for non-cash charges of $27.1 million and net cash outflows of $1.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $15.9 million, expense on the warrant issued in conjunction with a charitable contribution of $6.2 million, depreciation and amortization of property and equipment of $1.3 million, and amortization of our deferred contract costs of $3.1 million. The main drivers of the changes in operating assets and liabilities related to a $13.6 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $2.8 million increase in accrued compensation due to an increase in headcount, and an increase in accounts payable and accrued expenses and other liabilities of $2.4 million. These amounts were partially offset by an $8.9 million increase in deferred contract costs due to commissions paid on new bookings, an increase of $6.2 million in accounts receivable, and an increase of $2.4 million in prepaid expenses and other assets related to prepayments made in advance for future services.

Investing Activities
Cash used in investing activities for the nine months ended October 31, 2019 of $172.7 million, consisted of purchases of investments of $178.4 million, purchases of property and equipment of $3.2 million primarily to support additional office space for our San Francisco and Atlanta offices and purchases of computers for new employees, which were partially offset by proceeds from maturities of held-to-maturity investments of $9.0 million.
Cash used in investing activities for the nine months ended October 31, 2018 of $3.3 million consisted primarily of $2.2 million of leasehold improvements for our Toronto office, $0.8 million in purchases of computers for new employees, and $0.2 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2019 of $220.7 million consisted primarily of net proceeds from our IPO of $220.1 million after underwriting discounts and commissions, and proceeds from the exercise of stock options and repayment of a promissory note of $6.3 million, partially offset by $5.6 million in payments related to costs associated with our IPO.
Cash provided by financing activities for the nine months ended October 31, 2018 of $93.8 million consisted primarily of net proceeds from the issuance of Series D redeemable convertible preferred stock of $89.8 million and proceeds from the exercise of stock options and warrants of $4.0 million.

Contractual Obligations and Commitments
During the nine months ended October 31, 2019, there were no material changes to our contractual obligations and other commitments, as disclosed in the Prospectus, other than the non-cancellable operating lease we entered into for office space in Atlanta, Georgia. The minimum lease payments are $14.4 million through July 2028.
For further information on our commitments and contingencies, refer to Note 7 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of October 31, 2019 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
These policies are discussed in Note 2 in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on April 11, 2019. There have been no significant changes to these policies for the nine months ended October 31, 2019 other than those disclosed herein.
Recently Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of October 31, 2019, we had cash, cash equivalents and investments totaling $346.1 million, invested in money market funds, U.S. Treasury securities, commercial paper and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as held-to-maturity consist of U.S. Treasury securities, commercial paper, and corporate debt securities with maturities of less than one year. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these until maturity. We classify our available-for-sale investments, including those with stated maturities beyond twelve months, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, the Company may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of October 31, 2019, our held-to-maturity and available-for-sale investments are recorded as current on our condensed consolidated balance sheets.
As of October 31, 2019, a hypothetical 10% relative change in interest rates would not have a material impact on our condensed consolidated financial statements.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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
We were incorporated in 2010 and have experienced net losses and negative cash flows from operations since inception. We generated a net loss of $15.3 million and $15.4 million for the three months ended October 31, 2019 and 2018, respectively, and $39.9 million and $34.5 million for the nine months ended October 31, 2019 and 2018, respectively, and as of October 31, 2019, we had an accumulated deficit of $168.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
Our revenue was $42.8 million and $31.2 million for the three months ended October 31, 2019 and 2018, respectively, and $120.4 million and $84.0 million for the nine months ended October 31, 2019 and 2018, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
Several members of our executive management team either joined us recently or has taken on a new role in the organization. These changes in our executive management team may be disruptive to our business. Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the three months ended October 31, 2019 and 2018, customers outside the United States generated 22% and 20%, respectively, and of the nine months ended October 31, 2019 and 2018, customers outside of the Unites States generated 22% and 20%, respectively, of our revenue. We currently have offices in the Australia, Canada, United Kingdom, and United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of October 31, 2019, approximately 36% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	variance in our financial performance from expectations of securities analysts;

•	changes in the pricing of subscriptions to our platform and products;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platform and products;

•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

•	our involvement in litigation;

•	future sales of our common stock by us or our stockholders, as well as the expiration of lock-up releases;

•	changes in senior management or key personnel;

•	the trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic and market conditions.
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
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock were subject to lock-up agreements that restricted their ability to transfer shares of our capital stock for 180 days from the IPO. On October 7, 2019, these trading restrictions fully expired, and all currently outstanding shares became eligible for sale in the public market, subject to trading limitations on shares held by affiliates, restrictions under our insider trading policy, and continued vesting of any unvested equity awards. Sales of a substantial number of such shares that were previously restricted by the lock-up agreements, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.

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

Item 2.    Unregistered Sales of Securities and Use of Proceeds
Use of Proceeds
In April 2019, we closed our initial public offering, in which we sold 9,860,500 shares of common stock at a price to the public of $24.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares and excluding shares of common stock sold in the IPO by certain of our existing stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-230323), which was declared effective by the SEC on April 10, 2019. We raised aggregate net proceeds of $213.7 million from the IPO, after underwriting discounts and commissions and payments of offering costs. Following the sale of the shares in connection with the IPO, the offering terminated. There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this December 6, 2019.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Karen Walker
Karen Walker
Senior Vice President, Finance
(Principal Accounting Officer)