Form 10-K
period 2020-01-31
PagerDuty, Inc.
filed 2020-03-19
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the annual period ended January 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 31, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.6 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 17, 2020, there were approximately 77,821,401 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2020.

PAGERDUTY, INC.
FORM 10-K
For the Year Ended January 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statement contained in this Form 10-K include, but are not limited to, statements about our expectations regarding:

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
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Form 10-K are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update any of these forward-looking statements for any reason after the date of this Form 10-K or to conform these statements to actual results or revised expectations.

PART I.
Item 1. Business
Overview
Our mission is to connect teams to real-time opportunity and elevate work to the outcomes that matter.
We act as the central nervous system for the digital enterprise. We collect machine generated data from virtually any software-enabled system or device, combine it with human response data, correlating and interpreting this data to understand issues and opportunities that need to be addressed in real-time. Using machine learning and automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours.
Companies across every industry are undergoing digital transformation in response to their customers’ growing expectations for great digital experiences. Executing on the promise of digital transformation is becoming more challenging as companies’ digital operations become more complex, growing to comprise hundreds or thousands of interrelated systems, both in the cloud and on-premise, that are core to the business's ability to function and serve its customers. Consumers want to have food delivered to their home from the restaurant of their choice within an hour, stream a movie on an iPhone while waiting in line at the airport, or do their holiday shopping from the couch with a few clicks. Delivering a great digital experience, free from slowdowns and outages, is a strategic imperative for every business. Anything less than a perfect experience can result in lost revenue, customer churn, reduced productivity, and reputational damage.
We embrace the DevOps movement by breaking down silos between developers and operators, enabling a culture of accountability and collaboration through our products. We created our product to focus on software developers, who are the owners and architects of the digital experience and transformation. To drive trials and earn trust within the developer community, we designed our products to be easy to find, adopt, use, and demonstrate immediate value. We embrace agile methodology and the DevOps culture of empathy, autonomy, trust, and continuous innovation. Through this mindset, we seek to improve the lives of our users by designing our product from the ground up for real-time, business critical work. We do this by providing smarter workflows, improved automation, collaboration tools, and continuous learning through advanced analytics.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, which also includes event intelligence, incident response, business visibility, and advanced analytics. We have invested in developing the scalability, reliability, and security of our platform, allowing us to address the needs of even the largest and most demanding enterprise customers. We have spent years building deep product integrations to our platform, and our ecosystem contains over 350 integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device, and allow them to connect with popular collaboration tools and business applications.
As of January 31, 2020, we have over 12,000 customers — ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, telecommunications, retail, travel and hospitality, media and entertainment, and financial services. Our customers use our products across a broad range of teams including Engineering, IT Operations, Security, and Customer Service.
We generate revenue primarily through sales of subscriptions to our software. We offer a range of pricing plans aligned with our customers’ needs and the sophistication of their digital operations. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with a high-velocity inside sales team focused on the midmarket and small and medium business, and a field sales team focused on enterprise customers. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.
Our business has experienced rapid growth since our inception. For the fiscal years ended January 31, 2020 and 2019, our revenue was $166.4 million and $117.8 million, respectively. We continue to invest in our business and had a net loss of $50.3 million and $40.7 million, for the fiscal years ended January 31, 2020 and 2019, respectively.
How Our Platform Works
Our platform sits on top of a company’s technology systems, taking in data and applying automation and machine learning to dynamically orchestrate the actions of small teams of experts who work together in real-time to immediately fix problems in the moments that matter and prevent them from happening again. The graphic below illustrates how our platform works.
Harness Data
We provide customers with the ability to easily connect our platform with their applications, infrastructure, and workflows with the support of self-service tools, including developer guides, interactive Application Programming Interface (API) documentation, and community forums. In addition, we can connect to applications without a pre-built integration, via email or API, to easily send data to our platform. We also provide customers with the ability to gather and store information about their response, technical services, business services, and operations and business metrics.
Make Sense of Data
We apply machine learning to data collected by our platform to help our customers identify incidents from the billions of digital signals they collect each day. We do this by automatically converting data from virtually any software-enabled system or device into a common format and applying machine-learning algorithms to find patterns and correlations across that data in real time. Our approach helps us aggregate related signals into an incident that teams can act on. We provide teams with visibility into similar incidents and human context, based on data related to past actions that we have collected over time, enabling them to accelerate time to resolution. We also provide technology leaders, technical responders, and business owners a shared, real-time view into the business impact of an incident.
Respond and Engage Teams
Once an incident or potential incident is identified, we enable customers to orchestrate the responsible team members across developers, IT, security, support, and other business functions, and to keep stakeholders, such as executives, informed. We use automation to engage the appropriate individuals and teams that address incidents. We provide teams with rich contextual information about an incident to ensure that they have the right data to take the right action in real time and minimize adverse effects on their customers. We provide our platform within the tools that teams work in, promoting a “work where you are” environment. We engage teams using their preferred communication channels, with notifications via email, SMS, voice, and push notifications. We provide rich mobile capabilities so teams can respond to incidents anytime and anywhere.
Analyze and Learn
We apply analytics, best practices, and benchmarking on the data that we collect to provide our customers with insights. We provide prescriptive dashboards that deliver visibility into the long-term impact of operations on teams, customers, and the business. Through in-depth post-incident analysis, we empower teams to learn from historical actions and drive better outcomes. We dynamically prompt our customers when similar incidents take place to provide relevant learnings in real time. With benchmarking data, customers can understand how they are performing relative to their peer group and multiple internal teams, understand the risk of burn-out, and gain actionable insights to improve the maturity of their digital operations.
Technology Differentiators of Our Platform
We have invested aggressively in research and development to build innovative products that deliver value to our customers. Our cloud-native platform is differentiated based on a broad range of attributes:

•
Built for real time. Our platform collects data, interprets digital signals, orchestrates a response, and provides insights — all in real time. There is no concept of queued tickets or queued work in our platform. Relevant signals trigger incidents, which lead to immediate orchestration of the right teams to execute a targeted response.

•
Nearly 11 years’ and more than 12,000 customers’ worth of data. As pioneers in digital operations management with over 12,000 customers, we have a rich repository of machine-generated data and human response data. We mine our data from every incident and leverage it across our platform. Our robust data set has allowed us to build advanced machine-learning capabilities, provide richer contextual insights to teams, and share in-depth analytics, benchmarking, and best practices with our customers. We combine machine and human response data with business metrics to provide users visibility into the real-time business impact of incidents.

•
Over 350 integrations across the technology ecosystem. We have invested extensively in an ecosystem that includes over 350 integrations, allowing us to harness data from software-enabled systems and devices. We have deep integrations to a range of widely-used technologies, such as AWS, Datadog, HashiCorp, New Relic, and Splunk, and bi-directional integrations into Atlassian, Microsoft VSTS, Salesforce, ServiceNow, and Slack. Our integrations support a broad range of use cases including developers, IT, security, support, and other business functions. We provide capabilities through which our users can easily build integrations themselves and connect our products with other third-party technologies.

•
Breadth of functionality. We provide our customers with a complete platform that spans end-to-end digital operations management needs: harness digital data, make sense of data, respond and engage teams, and analyze and learn from a team’s actions. We have continued to extend our core capabilities around on-call management and modern incident response to include event intelligence, business visibility, and analytics. We have embedded machine learning, automation, insights, and best practices across our products to help our customers realize value quickly.

•	Proactive. We are leading a shift from efficient response to proactive and predictive action to help teams prevent incidents from occurring.

•
Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure including two cloud providers, three communications network providers, and two DNS providers. We run entirely in production, with no maintenance windows, so our customers can rely on always-on delivery. We have delivered 99.99% uptime to our customers over the past 24 months.

Security is a critical requirement, and we have adopted governance, access control, and vulnerability testing to support the needs of our most sophisticated customers.

•
Designed for the user. Our software is easy to adopt and use. We provide a simple, self-service onboarding experience so teams can be up and running in minutes. Our products are mobile-first and include intuitive navigation for all functionality. Customers can easily extend our platform across teams and multiple use cases within an organization.

•
Technology agnostic. We are agnostic to our customer’s technology stack and provide them the choice to use best-of-breed technologies that meet their needs. We are flexible, modular, and open in our approach to building our platform. Our open technology and broad range of integrations ensures that we can effectively co-exist with our customer’s technology.

Our Growth Strategies

•
Land new customers across enterprises of all sizes. We will continue to target new customers by leveraging our trusted brand and highly efficient go-to-market strategy that combines self-serve viral adoption with a focused direct sales effort. We will continue to build on our partner ecosystem to drive awareness of our products. We will continue to target our potential customers with community building and marketing programs that include digital campaigns, our annual user and regional conferences, broader industry events, customer marketing activities, and user meet-ups.

•
Expand usage within our existing customer base across developers and IT user groups. Developers and IT professionals often make an initial purchase of our platform for a small number of users and then expand users over time. We will continue to work with customers to demonstrate how additional users can help accelerate organizational benefits. We see significant growth opportunities within the developer, IT, security, and customer support communities and estimate that we have penetrated less than 1% within this group of professionals. We intend to increase our inside and field sales teams, as well as our customer success efforts, to continue to drive adoption across our existing customers.

•
Introduce new products and functionality. Our ability to develop innovative capabilities and introduce new products has been integral to our success and we will continue to invest in our platform to deliver greater value to our customers. We will continue to make investments in research and development to bolster our existing products, increase the reach of our integrations, and innovate on our platform, particularly around event intelligence, business visibility, analytics, and the application ecosystem. Our expanding portfolio of products provides us additional opportunities to upsell and cross-sell into our customer base.

•
Grow our international presence. We have a large and global customer base that is passionate about our product. We intend to build on our success to date and grow our sales outside North America. The self-service, low friction nature of our offering allows us to easily expand our reach into other regions where we see significant opportunity. We intend to grow our presence in international markets in order to accelerate new customer acquisition and existing customer expansion overseas, particularly throughout EMEA, Asia Pacific, and Japan. Our international operations generated 22% of our revenue in the fiscal year ended January 31, 2020.

•
Expand use cases across all teams and business stakeholders. We believe that there is a large opportunity for organizations to expand adoption beyond developer and IT to additional use cases such as customer service, security, business operations, and industrial operations. We intend to enable and encourage our customer base to further promote the extensibility of our products to address additional use cases. We will continue to invest in our product and ecosystem to build rich capabilities to support expansion of use cases.

Our Market Opportunity

Every business across every industry is undergoing digital transformation. We believe our platform addresses every team member who is associated with the development, delivery, and operations of the digital experience. Our platform has demonstrated core use cases across developers, IT, security, and customer support. We estimate there are approximately 85 million users in the developer, IT, security, and customer support segments, comprised of:

•	22.3 million global software developers

•	18 million information and communications technology skilled workers

•	43.7 million customer support and success workers (applying U.S. Bureau of Labor Statistics data on a global basis)

•	1.2 million security operations workers (applying U.S. Bureau of Labor Statistics data on a global basis)
We estimate our total addressable market is over $25 billion. To calculate our total addressable market, we multiply our estimate of 85 million potential users by our average revenue per user for the financial year ended January 31, 2020. We currently have less than 1% penetration within these markets. In addition to our core use cases, we are seeing our customers use our platform across their business operations and industrial operations. We cannot assure you that the average revenue per user that we achieved for the fiscal year ended January 31, 2020 can be realized across our total addressable market of potential users.
Delivering on our promise of digital transformation is a top priority for companies as they fight to stay relevant to their customers. We believe spending on application development, IT operations, security, and customer service will increasingly shift toward processes that enable digital transformation, including digital operations management.
PagerDuty Platform for Real-Time Operations
The PagerDuty platform empowers teams to take action in real time by combining machine-generated data with human response data. Our platform provides comprehensive capabilities across on-call management, event intelligence, incident response, business visibility, and advanced analytics to address broader digital operations management requirements.

USE CASES
DevOps
ITOps
HybridOps
SecOps
Support
BusinessOps
IndustrialOps
ADD-ON PRODUCTS
Analytics
Empower data-driven results.
Visibility
Align business and technical impact.
Event Intelligence
Reduce noise and optimize context.
Modern Incident Response
Automate action.
PLATFORM
On-Call Management
Drive accountability. Accelerate resolution.
Enterprise Class
Cloud-native, built for real-time work.
Unique Dataset
350+ Integrations | People | Services | Metrics

PagerDuty On-Call Management
PagerDuty On-Call Management provides teams with the ability to effectively automate the process of identifying, triaging, managing incidents, and orchestrating the response. Key capabilities include self-service scheduling, incident management, dynamic notifications across channels, and automated escalations. We provide mobile apps for iOS and Android which make it easy for teams to take action. The mobile app supports the ability to view schedules, add responders, escalate, and deploy custom actions.
PagerDuty Modern Incident Response
PagerDuty Modern Incident Response builds on On-Call Management by adding the automation, collaboration, and best practice tools to enable rapid response across multiple team members. Modern Incident response includes workflow automation through response plays, collaboration tools, business-wide stakeholder communications, and post mortems. Response plays automate the engagement of cross-functional teams in real time and automates diagnostic or remedial actions while enabling teams to be proactive. Modern Incident Response supports best practice post mortem analysis and provides bi-directional integration with information technology service management tools like ServiceNow. For example, the immediate resolution of an incident in PagerDuty could automatically create a ticket in ServiceNow for follow-up activity, such as ordering a new server.
PagerDuty Event Intelligence
PagerDuty Event Intelligence applies machine learning to correlate and automate the identification of incidents from billions of events. Event Intelligence groups related events into a single incident, performs advanced suppression to prevent notification of non-actionable events, and continuously learns from similar incidents to provide teams better context and insight. Our Event Intelligence capabilities allow teams to reduce manual work and be more productive.
PagerDuty Visibility

PagerDuty Visibility provides IT leaders, technical responders, and business owners a shared, real-time view into operational health and business impact as an incident is occurring. It combines business services, technical services, and business metrics to surface relevant insights in real time. Visibility includes the ability to map business and technical services, providing a holistic view into how incidents impact both business and technical performance in real time. Visibility allows teams to easily understand key performance metrics through business and operational health dashboards.
PagerDuty Analytics
PagerDuty Analytics allows technology and business leaders to understand the impact of operations and align all stakeholders on how to invest for better business outcomes. It combines machine and response data with business metrics to provide organizations insight into their digital operations performance, the impact on customers and employees, and the cost to their business. It uses our platform’s repository of data to surface relevant insights by applying best practices and providing pre-built dashboards to the user. Customers can use this data to inform, manage, and improve operations and people.
Our Technology
Our platform is built on a modern modular technology stack that is scalable, resilient and secure. The key characteristics of our platform include:
Open and Extensible Technology Platform
Our cloud-native products are built on a common core platform that allows us to both rapidly develop new features and to expose APIs for our customers to use. We strive to make these APIs as full-featured as possible. This allows us to build native integrations with other software products to make our offering more comprehensive out-of-the-box. For needs that go beyond our core offering and native extensions, we also offer a broad set of APIs that allow our customers the ability to build their own applications on top of our extensible platform.
Scalable and Reliable Infrastructure
Our platform was designed from the ground up for scalability and reliability to address the requirements for the most demanding and innovative organizations. Scalability can take multiple forms — growth from new customers signing up to use the platform and existing customers expanding their use of PagerDuty, as well as spikes in traffic from large-scale incidents.
Since our infrastructure is cloud-native, we are able to provision new capacity rapidly in order to accommodate growth. We are built to be an “always on” service with redundancy and security designed into our platform. We update software without downtime, with gates to validate expected behavior and quickly roll back if those expectations are not met. We rely on multiple third-party providers for critical infrastructure functionality; if one service is not responsive, we can automatically reroute to another.
Enterprise-grade Security
Security is a mission-critical requirement and concern for every organization. Our customers frequently use our platform to store and manage highly sensitive or proprietary information. Our approach to security includes data governance as well as ongoing testing for potential security issues. We have robust access controls in our production environment with access to data strictly assigned, monitored, and audited. To ensure our controls remain up to date, we undergo continuous third-party testing for vulnerabilities within our software architecture.
Our Customers
Our platform and go-to-market strategy are designed to enable organizations of all sizes and maturity levels to benefit from our platform. We provide our products through a highly modular approach that gives customers the flexibility to adopt products that fit the needs of their teams and organizations at any stage of operations maturity or size.

As of January 31, 2020, we had a global customer base of over 12,000 customers of all sizes across a broad variety of industries, including more than one-third of the Fortune 500. No single customer represented 10% or more of our revenue for the fiscal year ended January 31, 2020.
Customer Success
We are committed to the success of our customers. We demonstrate our commitment by offering a comprehensive set of self-service and hands-on support services to help our customers get the most value from our products. Our self-service capabilities include:

•	Knowledge Base. A comprehensive online repository for information around technical documentation, integration guides, and training videos.

•	Community Forum. An online forum for our customers to ask questions and get answers from the broader community.

•	Best Practice Insights. Our best practices around key topics such as incident response training are open sourced and accessible to everyone.
We provide hands-on support services to our customers through a variety of offerings:

•	PagerDuty University. In-depth courses on our products, technology, and best practices through in person training.

•	Premium Support. 24/7 premium support to our customers with associated service level agreements.

•
Customer Success Management. Access to experts for onboarding and adoption of our platform. For large deployments, customers have access to designated success managers. These managers are the direct point of contact for customers for their support and success needs.

Research and Development
Our research and development team consists of our user experience, product management, and engineering teams and technical operations. These groups are responsible for the design, development, testing, and delivery of new technologies and features for our platform. They are also responsible for scaling our platform and maintaining our cloud infrastructure. We invest substantial resources in research and development to drive core technology innovation and bring new products to market. We are early adopters and thought leaders in agile development, DevOps culture, and site reliability engineering, empowering our engineers with full-service ownership of their code in production, leading to high-quality software. Our distributed research and development efforts enable us to attract the best talent across our multiple locations, including San Francisco, Atlanta, Seattle, Toronto, London, and Sydney.
Sales
We employ a highly efficient go-to-market strategy that combines viral adoption through word of mouth, user-centric content marketing, and grass roots brand development with a high-velocity inside sales model that drives both the initial land of new customers and the subsequent expansion into broader use cases, increased users, and premium functionality. We also target senior IT and business operations management at companies from midmarket to the largest enterprises through inside and field sales strategies to pursue larger-scale deployments.
Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional products to our existing customers. Our sales teams are organized by geography, consisting of the Americas, EMEA, Asia Pacific, and Japan, as well as by target organization size.
Marketing
We focus our marketing efforts on the strength of our product innovation, the value we provide and our domain expertise. Our model is driven by a land and expand approach. We employ a highly efficient digital marketing strategy that drives the majority of our new customer acquisition. We use a combination of digital and field marketing tactics to drive expansion by increasing users, new product adoption, and broader or new use cases.
Our marketing team focuses on brand building, awareness, and demand generation through campaigns that leverage our content, technical resources, thought leadership, and customer stories. We rely on multiple marketing and sales automation tools to efficiently market to, and automatically identify qualified individuals using product and industry specific criteria.
We use diverse marketing tactics to engage with prospective customers including email marketing, event marketing, digital advertising, social media, public relations, and community initiatives. We also host and present at regional, national, and global events, including our PagerDuty Summit, to engage both customers and prospects, deliver product training, share best practices, and foster community. Our technical leaders and evangelists frequently speak as subject matter experts at market-leading developer events like DevOps Days.
Competition
The market for digital operations management is nascent, fragmented, and constantly evolving. We primarily compete against in-house solutions, manual processes, and software providers that may compete against certain components of our offering. Our primary competitors include OpsGenie (acquired by Atlassian) and VictorOps (acquired by Splunk).
We compete on the basis of a number of factors, including:

•	platform functionality;

•	breadth of offering and integrations;

•	performance, security, scalability, and reliability;

•	real-time response capabilities;

•	brand recognition, reputation, and customer satisfaction;

•	ease of implementation, and;

•	total cost of ownership.
We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leader in the category of digital operations management.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. While we had ten issued patents and six patent applications pending examination in the United States as of January 31, 2020 that are scheduled to expire between 2033 and 2038, and we actively seek patent protection covering inventions originating from our company, we do not believe that we are materially dependent on any one or more of our patents. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international intellectual property laws. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our vendors and customers.

Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see “Risk Factors- We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our solutions.”
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 10, “Geographic Information” of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Our Culture and Employees
Our corporate culture is a critical component of our success and we will continue taking steps to help foster innovation, teamwork, diversity, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative.

•	50% of our executive leadership team is composed of women and approximately 44% of management roles are held by women.

•
The strength of our culture is key to attracting and retaining the best talent, as demonstrated by our high employee retention rates, and, as of January 31, 2020 a Glassdoor rating of 4.7 out of 5 and 100% approval rating of our chief executive officer.

As of January 31, 2020, we had 669 employees. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Social Responsibility and Community Initiatives
We launched PagerDuty.org in 2017 to ensure a sustainable contribution to the communities in which we live, work, and service by integrating social responsibility and impact into our business. The program leverages technology, people, and community to help nonprofit organizations empower their teams to respond in real time and positively impact their communities.
We joined Pledge 1% with the commitment to donate 1% of equity, 1% of product and 1% of employee time to social responsibility initiatives. The pledge strengthens our social responsibility initiatives through inclusion efforts with community partners, empowering volunteerism, and support for nonprofits. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation. PagerDuty.org, along with the Tides Foundation, focuses on Time-Sensitive Global Health and vibrant and equitable local communities, with inaugural grants to Medic Mobile and VillageReach. We provide discounted pricing to nonprofits and social enterprises to ensure they can access PagerDuty’s platform for digital operations.
Our effort continues through our support for inclusion across the company and the wider technology industry. We have partnered with some of the most promising organizations like Hackbright Academy, Upwardly Global, the Bridge School and Code2020 to improve diversity in our industry and beyond by creating access, offering sponsorship, program advocacy, career coaching, and recruitment opportunities.

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2010 and have experienced net losses and negative cash flows from operations since inception. We generated a net loss of $50.3 million, $40.7 million, and $38.1 million for the fiscal years ended January 31, 2020, 2019, and 2018 respectively, and as of January 31, 2020, we had an accumulated deficit of $179.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
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
Our revenue was $166.4 million, $117.8 million, and $79.6 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
The market for real-time operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. For example, companies that compete with certain components of our offerings include Atlassian through its acquisition of OpsGenie, Splunk through its acquisition of VictorOps, and parts of ServiceNow’s product suite. In addition, new entrants not currently considered to be competitors may enter the market through product development, acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
Our platform and related products, including our Event Intelligence, Modern Incident Response, Visibility, and Analytics products, are designed to provide quick, reliable alerts and to communicate information frequently during critical business events, such as information relevant to mitigating the damaging effects of system problems. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, and we cannot assure you that we are adequately insured against the risks that we face.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•	fluctuations in demand for or pricing of our platform;

•	our ability to attract new customers;

•	our ability to retain our existing customers;

•	customer expansion rates;

•	the pricing and quantity of subscriptions renewed;

•	the timing of our customer purchases;

•	fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

•	potential and existing customers choosing our competitors’ products or developing their own solutions in-house;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;

•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;

•	the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;

•	the effects of acquisitions and their integration;

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•	health epidemics or pandemics, such as the coronavirus outbreak (COVID-19), influenza and other highly communicable diseases or viruses;

•	the impact of new accounting pronouncements;

•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and

•	awareness of our brand and our reputation in our target markets.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. If our annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
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
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to continue enhancing and evolving our real-time operations platform or delivering new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive value at lower prices, more efficiently, more conveniently, more reliably or more securely than our products, our business, results of operations, and financial condition would be adversely affected.
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
Our ability to increase sales will depend in large part on our ability to enhance and improve our platform, introduce new functionality in a timely manner, and develop new use cases for our platform. Any new functionality that we develop or acquire needs to be introduced in a timely and cost-effective manner in order to achieve the broad market acceptance necessary to generate significant revenue. If we are unable to enhance our platform or develop new functionality to keep pace with rapid technological and regulatory change, our business, results of operations, and financial condition could be adversely affected.
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
Several members of our executive management team either joined us recently or have taken on a new role in the organization. These changes in our executive management team may be disruptive to our business. Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, that we have adequate succession plans in place or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
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
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with third-party applications, tools and software. These third-parties may change the features of their technologies, restrict our access to their applications, tools or other software or alter the terms governing their use in a manner that is adverse to our business and our ability to market and sell our real-time operations platform. Such third parties could also develop features and functionality that limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications, tools or other software that our customers use, use publicly available APIs for our integrations, or expose APIs for our customers to use, we may not be able to offer the functionality that our customers require, which would negatively affect our results of operations and growth prospects.
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
The recent global coronavirus outbreak could harm our business and results of operations.
In January 2020, the World Health Organization declared coronavirus (COVID-19) a Public Health Emergency of International Concern. This contagious disease outbreak, which has continued to spread to additional countries, and any related adverse public health developments, could adversely affect workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. This could decrease technology spending, adversely affect demand for our products and harm our business and results of operations.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (including the recent coronavirus outbreak (COVID-19)), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the ongoing coronavirus outbreak has resulted in increased travel restrictions and extended shutdown of certain businesses in the region and in other parts of the world. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2020, 2019, and 2018 customers outside of the United States generated 22%, 20%, and 19%, respectively, of our revenue. We currently have offices in Australia, Canada, the United Kingdom (U.K.), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2020, approximately 36% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:

•
exposure to political developments in the U.K., including the departure of the U.K. from the European Union (EU), commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to between the U.K and the EU, the U.K will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. However, the uncertainty concerning the U.K’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could disrupt trade, the sale of our services and the mobility of our employees and contractors between the U.K., EU and other jurisdictions. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, and the wider commercial, legal and regulatory environment, will impact our business. Any long-term impact from Brexit on our business and operations will depend, in part, on the outcome of the U.K.’s negotiations on tariffs, tax treaties, trade, regulatory, and other matters and may require us to expend significant time and expense to make adjustments to our business and operations;

•	changes in a specific country’s or region’s political or economic conditions;

•	the need to adapt and localize our products for specific countries;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	potential changes in trade relations, regulations, or laws;

•	unexpected changes in laws, regulatory requirements, or tax laws;

•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;

•	increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general market preferences for local vendors;

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability or terrorist activities;

•	health epidemics or pandemics, such as the coronavirus outbreak (COVID-19), influenza and other highly communicable diseases or viruses;

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
The 2017 comprehensive tax reform bill, or the Tax Act, and possible future changes in tax laws or regulations could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.
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
As of January 31, 2020, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of $142.7 million, $5.8 million, and $2.8 million, respectively, which begin to expire in 2030. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
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
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve stock-based compensation expense, the fair value of the employee stock purchase plan expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, and the provision for income taxes, including related valuation allowance and uncertain tax positions, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Our management team has limited experience managing a publicly-traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.
We could incur substantial costs in protecting or defending our proprietary rights, and any failure to adequately protect such rights could impair our competitive position and result in the loss of valuable intellectual property rights, reduced revenue and costly litigation.
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents that are issued may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no assurance that others will not independently develop similar products, duplicate any of our products, or design around our patents. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. In addition, certain countries into which we might expand our business might require us, as examples, to do business through an entity that is partially owned by a local investor, to make available our technologies to state regulators, or to grant license rights to local partners in a manner not required by the jurisdictions in which we currently operate. As we expand our international activities, our exposure to reverse engineering of our technologies and unauthorized copying and use of our products and proprietary information may increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information or in avoiding misuse of proprietary information or intellectual property. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair or delay additional sales, renewals or customer adoption of our platform, impair the functionality of our platform, delay introductions of new products, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results, and financial condition could be adversely affected.

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
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources than we do to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, and damaging to our reputation and brand.
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
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, inadequate data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or new customers, harming our business and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to cover our indemnification obligations or to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
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
We receive, store, and process personal information and other data from and about actual and prospective customers and users, in addition to our employees and service providers. In addition, it is possible that customers may use our services to obtain and store personal information, personal identifiable information, personal health information, and personal financial information. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission, or FTC, and various state, local, and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.
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
In addition, several foreign countries and governmental bodies, including the EU and the U.K., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses, and in some jurisdictions, Internet Protocol, or IP, addresses. Such laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
Within the EU, the General Data Protection Regulation, or GDPR, significantly increases the level of sanctions for non-compliance from those in existing EU data protection law and imposes direct obligations on data processors in addition to data controllers. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. In addition, arising from Brexit, the UK enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR. Since we act as a data processor for our customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR and the U.K.’s Data Protection Act, but we cannot assure you that such steps will be effective.
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
Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection supervisory authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security in the United States, the EU, and other jurisdictions, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for express or implied consent of our customers, partners, or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and results of operations. We may also be contractually obligated to indemnify our customers in the event of our breach of data privacy laws. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results or financial condition;

•	variance in our financial performance from expectations of securities analysts;

•	changes in the pricing of subscriptions to our platform and products;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our platform and products;

•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

•	our involvement in litigation;

•	future sales of our common stock by us or our stockholders;

•	changes in senior management or key personnel;

•	the trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including the impact of the recent coronavirus outbreak (COVID-19), may also negatively impact the market price of our common stock. In addition, given the relatively small initial public float of shares of our common stock on the New York Stock Exchange, the trading market for our shares may be subject to increased volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the U.S. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise and/or vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the U.S. in the open market.
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
Our stock price and trading volume following is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Further, the trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. A limited number of analysts are currently covering our company. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.
Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own. Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.
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
We have funded our operations since inception primarily through equity financings and sales of subscriptions to our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuance of debt or equity securities. As a result, our stockholders bear the risk of future issuance of debt or equity securities reducing the value of our common stock and diluting their interests.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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
We are required, pursuant to Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending January 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, and consists of approximately 59,000 square feet of space under a lease that is expected to expire in 2025.
We also have office locations in Atlanta, Georgia; Seattle, Washington; Toronto, Canada; Sydney, Australia; and London, United Kingdom. We intend to expand our existing facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “PD” since April 11, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of January 31, 2020, we had 79 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our common stock from April 11, 2019 (the date our common stock commenced trading on the NYSE through January 31, 2020 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on April 11, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 11, 2019 of $38.25 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Consolidated Financial and Other Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended January 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of January 31, 2020 and 2019, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$166,351	$117,823	$79,630
Cost of revenue(1)	24,579	17,255	12,717
Gross profit	141,772	100,568	66,913
Operating expenses:
Research and development(1)	49,011	38,858	33,532
Sales and marketing(1)	97,350	64,060	47,354
General and administrative(1)	50,970	39,971	24,343
Total operating expenses	197,331	142,889	105,229
Loss from operations	(55,559)	(42,321)	(38,316)
Interest income	5,692	1,249	371
Interest expense	—	—	(702)
Other income, net	203	1,032	682
Loss before provision for income taxes	(49,664)	(40,040)	(37,965)
Provision for income taxes	(675)	(701)	(184)
Net loss	$(50,339)	$(40,741)	$(38,149)
Other comprehensive gain:
Unrealized gain on investments	137	—	—
Total comprehensive loss	$(50,202)	$(40,741)	$(38,149)
Net loss per share, basic and diluted	$(0.77)	$(1.90)	$(1.91)
Weighted average shares used in calculating net loss per share, basic and diluted	65,544	21,410	19,986
______________

(1)	Includes stock-based compensation expense and non-cash charitable contribution expense as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$1,018	$282	$385
Research and development	5,566	8,171	9,796
Sales and marketing	8,924	3,982	3,831
General and administrative(1)	11,697	12,860	4,140
Total	$27,205	$25,295	$18,152
______________
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$124,024	$127,875	$43,999
Investments	227,375	—	—
Working capital	289,959	84,028	18,980
Total assets	435,398	197,234	81,368
Deferred revenue	92,569	64,104	38,169
Total stockholders’ equity (deficit)	307,938	(68,930)	(56,365)

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Customers
We believe that the number of customers using our platform, particularly those with whom we have contracted for more than $100,000 in annual recurring revenue (ARR), is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of January 31,
	2020	2019	2018
Customers	12,774	11,212	9,793
Customers greater than $100,000 in ARR	323	228	144

Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships; it is driven by our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.

	Year Ended January 31,
	2020	2019	2018
Dollar-based net retention rate for all customers	122%	140%	134%
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Dollar-based Net Retention Rate” for information about how we calculate dollar-based net retention rate.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance.

	Year Ended January 31,
	2020	2019	2018
Non-GAAP operating loss	$(28,354)	$(17,026)	$(20,164)
Non-GAAP operating margin	(17)%	(14)%	(25)%
Non-GAAP Operating Loss and Margin
We define non-GAAP operating loss as loss from operations excluding our stock-based compensation expense and charitable contribution - issuance of common stock warrant. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.
We use non-GAAP operating loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP operating loss and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period to period comparisons of operations, as these metrics generally eliminate the effects of certain variables unrelated to overall operating performance.
Limitations and Reconciliation of Non-GAAP Operating Loss and Margin
Non-GAAP operating loss has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of non-GAAP operating loss versus loss from operations determined under GAAP. Other companies may calculate non-GAAP operating loss differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of non-GAAP operating loss as a tool for comparison. The following table reconciles loss from operations determined under GAAP to non-GAAP operating loss.

	Year Ended January 31,
	2020	2019	2018
Loss from operations	$(55,559)	$(42,321)	$(38,316)
Add:
Stock-based compensation(1)	27,205	25,295	18,152
Non-GAAP operating loss	$(28,354)	$(17,026)	$(20,164)
______________
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
Our mission is to connect teams to real-time opportunity and elevate work to the outcomes that matter.

We act as the central nervous system for the digital enterprise. We collect machine generated data from virtually any software-enabled system or device, combine it with human response data, correlating and interpreting this data to understand issues and opportunities that need to be addressed in real-time. Using machine learning and automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, spanning event intelligence, incident response, on-call management, business visibility, and advanced analytics. We have invested in developing the scalability, reliability, and security of our platform to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem includes over 350 integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device, and allow them to connect with popular collaboration tools and business applications.
Our platform is easy to adopt and scalable for businesses of all sizes. We generate revenue primarily through sales of subscriptions to our software. We offer a range of pricing plans aligned with our customers’ needs and the sophistication of their digital operations. We have a land and expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with a high-velocity inside sales team focused on the midmarket and small and medium business, and a field sales team focused on enterprise customers. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.
The majority of our revenue is derived from midmarket and enterprise customers. As of January 31, 2020, we had more than 12,000 customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, telecommunications, retail, travel and hospitality, media and entertainment, and financial services. Our customers use our products across a broad range of use cases such as Engineering, IT Operations, Security, and Customer Service. Of these customers, 323 customers have annual recurring revenue (ARR) in excess of $100,000, and 18 customers have ARR in excess of $1,000,000. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 13% of our revenue for the fiscal year ended January 31, 2020, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 5% of beginning ARR for the fiscal year ended January 31, 2020. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions monthly and subscriptions with terms of greater than one year annually in advance.
We expand within our existing customer base by adding more users (e.g., more developers), creating additional use cases (e.g., developer to IT), and upselling higher priced packages and additional products. Once our platform is deployed, we typically see significant expansion within our customer base. Our dollar-based net retention rate was 122% for the fiscal year ended January 31, 2020.
We have a highly efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve best-in-class gross margins of over 85% for the fiscal year ended January 31, 2020. Our strong gross margins allow us the flexibility to invest more in our platform and sales organization while maintaining strong operating leverage on our path to profitability.

Key Factors Affecting Our Performance
Attracting New Customers
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from midmarket and enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2020, we had over 12,000 customers spanning organizations of a broad range of sizes and industries, compared to over 11,000 as of January 31, 2019.
Expanding Within our Customer Base
The majority of our revenue is generated from our existing customer base. Often our customers expand the deployment of our platform across large teams and more broadly within the enterprise as they realize the benefits of our platform. We believe that our land and expand business model allows us to efficiently increase revenue from our existing customer base. Further, we will continue to invest in enhancing awareness of our brand, creating additional use cases, and developing more products, features, and functionality, which we believe are important factors to achieve widespread adoption of our platform. We have a history of attracting new customers and expanding their use of our platform over time, as illustrated in the cohort chart above. For the fiscal year ended January 31, 2020, less than 5% of customers with greater than $100,000 in ARR were new customers, which reflects the typical customer behavior expected of our land and expand business model—starting with a smaller-sized subscription and expanding it over time.
Sustaining Product Innovation and Technology Leadership
Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built a highly differentiated platform that will position us to further extend the adoption of our products. While sales of subscriptions to our On-Call Management product account for the substantial majority of our revenue, we intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market and sell these additional products to both new and existing customers.
Continued Investment in Growth
We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our midmarket and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our self-service, low friction customer acquisition model. We also intend to continue to add headcount to our research and development team to develop new and improved products, features and functionality. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in ARR are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of January 31,
	2020	2019	2018
Customers	12,774	11,212	9,793
Customers greater than $100,000 in ARR	323	228	144
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

	Last 12 Months Ended January 31,
	2020	2019	2018
Dollar-based net retention rate for all customers	122%	140%	134%
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
Cost of Revenue
Cost of revenue primarily consists of expenses related to providing our platform to customers, including personnel expenses for operations and global support, payments to our third-party cloud infrastructure providers for hosting our software, payment processing fees, amortization of capitalized internal-use software costs, and allocated overhead costs for facilities, information technology, and other allocated overhead costs. We will continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, costs of general marketing activities and promotional activities, travel related expenses, allocated overhead costs, and bad debt expense. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expenses will increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.
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
We are incurring additional expenses that we have not historically incurred as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services and to invest in processes and systems. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term as we expect our investments to allow for improved efficiency for future growth in the business.
Interest Income
Interest income consists of income earned on our cash and cash equivalents and interest earned on our short term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.
Other Income, Net
Other income, net primarily consists of accretion income on our held-to-maturity and available-for-sale investments, foreign currency transaction gains and losses, and sublease income related to our San Francisco lease, which expired in the fiscal year ended January 31, 2019.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Revenue	$166,351	$117,823	$79,630
Cost of revenue(1)	24,579	17,255	12,717
Gross profit	141,772	100,568	66,913
Operating expenses:
Research and development(1)	49,011	38,858	33,532
Sales and marketing(1)	97,350	64,060	47,354
General and administrative(1)	50,970	39,971	24,343
Total operating expenses	197,331	142,889	105,229
Loss from operations	(55,559)	(42,321)	(38,316)
Interest income	5,692	1,249	371
Interest expense	—	—	(702)
Other income, net	203	1,032	682
Loss before provision for income taxes	(49,664)	(40,040)	(37,965)
Provision for income taxes	(675)	(701)	(184)
Net loss	$(50,339)	$(40,741)	$(38,149)
______________

(1)	Includes stock-based compensation expense and non-cash charitable contribution expense as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$1,018	$282	$385
Research and development	5,566	8,171	9,796
Sales and marketing	8,924	3,982	3,831
General and administrative(1)	11,697	12,860	4,140
Total	$27,205	$25,295	$18,152
______________
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	15	15	16
Gross margin	85%	85%	84%
Operating expenses:
Research and development	29	33	42
Sales and marketing	59	54	59
General and administrative	31	34	31
Total operating expenses	119%	121%	132%
Loss from operations	(33)	(36)	(48)
Interest income	3	1	—
Interest expense	—	—	(1)
Other income, net	—	1	1
Loss before provision for income taxes	(30)	(34)	(48)
Provision for income taxes	—	(1)	—
Net loss	(30)%	(35)%	(48)%
______________
Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended January 31, 2020 and 2019
Revenue

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$166,351	$117,823	$48,528	41%
Revenue increased by $48.5 million, or 41%, for fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019. The increase in revenue was primarily attributable to the growth from existing customers and, to a lesser extent, from revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional products.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$24,579	$17,255	$7,324	42%
Gross margin	85%	85%
Gross margin was 85% for the fiscal years ended January 31, 2020 and 2019, and while cost of revenue increased by $7.3 million, or 42%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended

January 31, 2019, the increase was in line with our increase in revenue, resulting in gross margin remaining unchanged year-over-year. This increase in cost of revenue was primarily due to an increase of $2.7 million in hosting, software, and telecom costs to support the continued growth of the business and related infrastructure, an increase of $2.3 million in personnel expenses and an increase of $1.4 million in allocated overhead costs, both of which are due to increased headcount.
Research and Development

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$49,011	$38,858	$10,153	26%
Percentage of revenue	29%	33%
Research and development expenses increased by $10.2 million, or 26%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019 and decreased as a percentage of revenue. The increase was primarily driven by an increase in personnel expenses of $4.6 million as a result of increased headcount to support our continued investment in our platform, an increase of $3.9 million in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, and an increase of $0.7 million in outside professional services due to an increase in consulting for engineering services.
Sales and Marketing

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$97,350	$64,060	$33,290	52%
Percentage of revenue	59%	54%
Sales and marketing expenses increased by $33.3 million, or 52%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019 and increased as a percentage of revenue. This increase was primarily due to an increase of $21.9 million in personnel expenses as a result of increased headcount to support our go-to-market strategy and increased variable compensation for our sales personnel (including amortization of deferred contract costs). Sales and marketing expenses also increased due to increased allocated overhead costs of $4.8 million to support the continued growth of the business and related infrastructure, a $2.5 million increase in travel related expenses reflecting the increase in headcount, a $2.2 million increase in outside professional services due to our increased focus on growing our marketing presence, a $1.8 million increase in marketing and promotional expenses driven by increases in advertising for our brand campaign, and a $1.4 million increase in hosting and software costs due to new software purchases. These increases were partially offset by a decrease in bad debt expense of $1.4 million, which was primarily due to improvements in the aging of our accounts receivable.
General and Administrative

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$50,970	$39,971	$10,999	28%
Percentage of revenue	31%	34%
General and administrative expenses increased by $11.0 million, or 28%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019. The increase was primarily driven by an increase of $14.3 million in personnel expenses as a result of increased headcount to support growth and becoming a public company. General and administrative expenses also increased due to a $1.2 million increase in other costs, including certain charitable contributions, events, and fees, and an increase of $1.0 million in travel costs, reflecting the increase in headcount. This was offset by a decrease in non-cash expense of $6.2 million recognized during the fiscal year ended January 31, 2019 for the warrant issued to the Tides Foundation.
Interest Income and Other Income, Net

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest income	$5,692	$1,249	$4,443	356%
Other income, net	$203	$1,032	$(829)	(80)%
Interest income increased by $4.4 million for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019, primarily due to higher cash and cash equivalents and investments balances following our IPO. Other income, net decreased by $0.8 million for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019. The decrease in other income was primarily related to sublease income that we received prior to the sublease expiring in fiscal 2019.
Comparison of the Years Ended January 31, 2019, and 2018
Revenue

	Year Ended January 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue	$117,823	$79,630	$38,193	48%
Revenue increased by $38.2 million, or 48%, for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018. The increase in revenue was primarily attributable to the growth from existing customers and, to a lesser extent, from revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional products.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$17,255	$12,717	$4,538	36%
Gross margin	85%	84%
Cost of revenue increased by $4.5 million, or 36%, for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018. This increase was primarily due to an increase of $2.3 million in personnel expenses as a result of increased headcount, an increase of $0.9 million in hosting and software costs, an increase of $0.6 million in allocated overhead costs, and an increase of $0.3 million in outside professional services, all of which were to support the continued growth of the business and related infrastructure. Our gross margin slightly increased from 84% for the fiscal year ended January 31, 2018 to 85% for the fiscal year ended January 31, 2019. The overall increase in gross margin reflects our increased revenue for the period, as well as our continued commitment to managing personnel expenses and costs related to our third-party hosting services.

Research and Development

	Year Ended January 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Research and development	$38,858	$33,532	$5,326	16%
Percentage of revenue	33%	42%
Research and development expenses increased by $5.3 million, or 16%, for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018. The increase was primarily driven by an increase of $3.9 million in personnel expenses as a result of increased headcount to support our continued investment in our platform, a $0.9 million increase in allocated overhead costs necessary for supporting the growth of the business and related infrastructure, and a $0.3 million increase in travel related expenses.
Sales and Marketing

	Year Ended January 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Sales and marketing	$64,060	$47,354	$16,706	35%
Percentage of revenue	54%	59%
Sales and marketing expenses increased by $16.7 million, or 35%, for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018. This increase was primarily due to an increase of $10.7 million in personnel expenses as a result of increased headcount and increased variable compensation for our sales personnel (including amortization of deferred contract costs). In addition, marketing and promotional expenses increased $3.6 million, driven by increases in advertising, sponsorships, attendance at conferences, and brand awareness efforts aimed at acquiring new customers. Sales and marketing expenses also increased due to a $1.1 million increase in allocated overhead costs as a result of an increase in overall costs necessary to support the growth of the business and related infrastructure and a $0.8 million increase in travel related expenses reflecting the increase in headcount and marketing events.
General and Administrative

	Year Ended January 31,
	2019	2018	Change	% Change
	(dollars in thousands)
General and administrative	$39,971	$24,343	$15,628	64%
Percentage of revenue	34%	31%
General and administrative expenses increased by $15.6 million, or 64%, for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018. The increase was primarily due to an increase of $7.4 million in personnel expenses as a result of increased headcount. Costs to support the growth of the business and related infrastructure increased $1.5 million which includes allocated overhead costs. The increase in general and administrative expenses also included a $6.2 million non-cash expense associated with our charitable contribution of a warrant to purchase 648,092 shares of common stock in June 2018 to the Tides Foundation.

Interest Income, Interest Expense, and Other Income, Net

	Year Ended January 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Interest income	$1,249	$371	$878	237%
Interest expense	$—	$(702)	$702	(100)%
Other income, net	$1,032	$682	$350	51%
Interest income increased by $0.9 million for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018, primarily due to a higher cash and cash equivalents balance. Interest expense decreased by $0.7 million for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018, primarily due to interest incurred on our loan and security agreement, which was repaid in full in the fiscal year ended January 31, 2018. Other income, net increased by $0.4 million for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018. The increase in other income was primarily related to sublease income that we received prior to the lease expiring in fiscal 2019.

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

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Gross profit	$141,772	$100,568	$66,913
Add:
Stock-based compensation	1,018	282	385
Non-GAAP gross profit	$142,790	$100,850	$67,298

Gross margin	85%	85%	84%
Non-GAAP gross margin	86%	86%	85%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense, which includes non-cash charitable contribution expense in the fiscal year ended January 31, 2019. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Loss from operations	$(55,559)	$(42,321)	$(38,316)
Add:
Stock-based compensation(1)	27,205	25,295	18,152
Non-GAAP operating loss	$(28,354)	$(17,026)	$(20,164)

Operating margin	(33)%	(36)%	(48)%
Non-GAAP operating margin	(17)%	(14)%	(25)%

______________
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense, which includes non-cash charitable contribution expense.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net loss	$(50,339)	$(40,741)	$(38,149)
Add:
Stock-based compensation(1)	27,205	25,295	18,152
Non-GAAP net loss	$(23,134)	$(15,446)	$(19,997)
______________
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
Free Cash Flow
We define free cash flow as net cash used in operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assess our liquidity.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(173)	$(5,608)	$(11,836)
Less:
Purchases of property and equipment	(5,174)	(3,730)	(822)
Capitalized internal-use software costs	—	(389)	—
Free cash flow	$(5,347)	$(9,727)	$(12,658)
Net cash used in investing activities	$(232,070)	$(4,119)	$(822)
Net cash provided by financing activities	$225,944	$93,599	$45,429
Quarterly Results of Operations
The following table sets forth our unaudited quarterly statements of operations data for each of the last eight quarters in the period ended January 31, 2020. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(in thousands)
Revenue	$25,020	$27,744	$31,229	$33,830	$37,314	$40,361	$42,750	$45,926
Cost of revenue(1)	3,885	3,912	4,599	4,859	5,486	6,106	6,634	6,353
Gross profit	21,135	23,832	26,630	28,971	31,828	34,255	36,116	39,573
Operating expenses:
Research and development(1)	7,719	7,804	14,578	8,757	10,906	11,635	12,619	13,851
Sales and marketing(1)	13,294	15,319	18,738	16,709	21,167	23,786	27,425	24,972
General and administrative(1)	7,116	13,672	9,264	9,919	12,484	13,215	12,765	12,506
Total operating expenses	28,129	36,795	42,580	35,385	44,557	48,636	52,809	51,329
Loss from operations	(6,994)	(12,963)	(15,950)	(6,414)	(12,729)	(14,381)	(16,693)	(11,756)
Interest income	130	148	318	653	889	1,967	1,427	1,409
Other income (expense), net	389	326	372	(55)	21	80	245	(143)
Loss before (provision for) benefit from income taxes	(6,475)	(12,489)	(15,260)	(5,816)	(11,819)	(12,334)	(15,021)	(10,490)
(Provision for) benefit from income taxes	(104)	(91)	(115)	(391)	(245)	(236)	(244)	50
Net loss	$(6,579)	$(12,580)	$(15,375)	$(6,207)	$(12,064)	$(12,570)	$(15,265)	$(10,440)
Net loss per share, basic and diluted	$(0.32)	$(0.59)	$(0.71)	$(0.28)	$(0.37)	$(0.17)	$(0.20)	$(0.14)
______________

(1)	Includes stock-based compensation expense and non-cash charitable contribution expense as follows:

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(in thousands)
Cost of revenue	$61	$70	$71	$80	$143	$327	$303	$245
Research and development	715	398	6,567	491	860	1,437	1,462	1,807
Sales and marketing	852	914	1,198	1,018	1,464	2,326	2,295	2,839
General and administrative(1)	1,529	7,364	2,340	1,627	2,345	3,143	3,287	2,922
Total	$3,157	$8,746	$10,176	$3,216	$4,812	$7,233	$7,347	$7,813
______________

(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
All values from the statement of operations, expressed as percentage of revenue were as follows:

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue(1)	16%	14%	15%	14%	15%	15%	16%	14%
Gross profit	84%	86%	85%	86%	85%	85%	84%	86%
Operating expenses:
Research and development(1)	31%	28%	47%	26%	29%	29%	30%	30%
Sales and marketing(1)	53%	55%	60%	49%	57%	59%	64%	54%
General and administrative(1)	28%	49%	30%	29%	33%	33%	30%	27%
Total operating expenses	112%	133%	136%	105%	119%	121%	124%	112%
Loss from operations	(28)%	(47)%	(51)%	(19)%	(34)%	(36)%	(39)%	(26)%
Interest income	1%	1%	1%	2%	2%	5%	3%	3%
Other income (expense), net	2%	1%	1%	—%	—%	—%	1%	—%
Loss before (provision for) benefit from income taxes	(26)%	(45)%	(49)%	(17)%	(32)%	(31)%	(35)%	(23)%
(Provision for) benefit from income taxes	—%	—%	—%	(1)%	(1)%	(1)%	(1)%	—%
Net loss	(26)%	(45)%	(49)%	(18)%	(32)%	(31)%	(36)%	(23)%
______________
Note: Certain figures may not sum due to rounding.

Quarterly Revenue Trends
Our quarterly revenue increased sequentially in each of the periods presented above due primarily to expansion within existing customers and increases in the number of new customers.
Quarterly Cost of Revenue and Gross Margin Trends
Our quarterly cost of revenue has generally increased quarter-over-quarter in each period presented above primarily as a result of the increased cost of providing support and delivering our services to our expanding customer base.
Our quarterly gross margins have fluctuated between 84% and 86% in each period presented. Quarterly gross margin have generally increased in fiscal 2020 as a result of our increased revenue, as well as our continued commitment to managing personnel expenses and costs related to our third-party hosting services.
Quarterly Operating Expense Trends
Excluding the impact of stock-based compensation expenses, sales and marketing, research and development, and general and administrative expenses have generally increased over the periods presented above as we increased our headcount used to support growth and expansion in the business. Research and development expenses for the three months ended October 31, 2018 included an increase in stock-based compensation expense associated with transactions in which certain of our investors acquired outstanding common stock or Series FF redeemable convertible preferred stock from current or former employees at a purchase price greater than or equal to the estimated fair value at the time of the transactions. We have also experienced increased sales and marketing expenses associated with our annual PagerDuty Summit user conference in the third quarter of each fiscal year. In addition, general and administrative expenses for the three months ended July 31, 2018 included a $6.2 million non-cash expense associated with our charitable contribution of a warrant to purchase shares of common stock in June 2018 to the Tides Foundation (See Note 7, “Common Stock and Stockholders’ Equity (Deficit)” to our consolidated financial statements).
Quarterly Other Income (Expense), Net Trends
Other income (expense), net primarily consisted of foreign currency transaction gains and losses and sublease income related to our San Francisco lease prior to the lease expiring in fiscal 2019.
Quarterly Non-GAAP Quarterly Financial Measures
The following table reconciles loss from operations determined under GAAP to non-GAAP operating loss and non-GAAP operating margin. In addition to our results determined in accordance with GAAP, we believe non-GAAP operating loss and operating margin are useful in evaluating our operating performance. See “Selected Consolidated Financial and Other Data-Non-GAAP Financial Measures” for a description of the non-GAAP measures and their limitations as an analytical tool.

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(dollars in thousands)
Loss from operations	$(6,994)	$(12,963)	$(15,950)	$(6,414)	$(12,729)	$(14,381)	$(16,693)	$(11,756)
Add:
Stock-based compensation	3,157	8,746	10,176	3,216	4,812	7,233	7,347	7,813
Non-GAAP operating loss	$(3,837)	$(4,217)	$(5,774)	$(3,198)	$(7,917)	$(7,148)	$(9,346)	$(3,943)

Operating margin	(28)%	(47)%	(51)%	(19)%	(34)%	(36)%	(39)%	(26)%
Non-GAAP operating margin	(15)%	(15)%	(18)%	(9)%	(21)%	(18)%	(22)%	(9)%
______________
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
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
As of January 31, 2020, our principal sources of liquidity were cash and cash equivalents and investments totaling $351.4 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2020, we had deferred revenue of $92.6 million, of which $87.5 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(173)	$(5,608)	$(11,836)
Net cash used in investing activities	$(232,070)	$(4,119)	$(822)
Net cash provided by financing activities	$225,944	$93,599	$45,429
Operating Activities
Our largest source of operating cash is cash collection from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from both private and public sales of equity securities.
Cash used in operating activities for the fiscal year ended January 31, 2020 of $0.2 million primarily related to our net loss of $50.3 million, adjusted for non-cash charges of $37.0 million and net cash inflows of $13.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $27.2 million, amortization of our deferred contract costs of $7.8 million, and depreciation and amortization of property and equipment and capitalized implementation costs of $2.3 million. Changes in operating assets and liabilities reflected cash inflows from a $28.5 million increase in deferred revenue resulting from increased billings for subscriptions, a $3.9 million increase in accrued compensation primarily due to employee contributions on the ESPP and increased headcount, and a $2.6 million increase in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by a $16.0 million increase in deferred contract costs due to commissions paid on new bookings, a $3.6 million increase in accounts receivable due to timing of cash collections, and a $2.1 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services.
Cash used in operating activities for the fiscal year ended January 31, 2019 of $5.6 million primarily related to our net loss of $40.7 million, adjusted for non-cash charges of $32.9 million and net cash inflows of $2.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $19.1 million, expense on the warrant issued in conjunction with a charitable contribution of $6.2 million, amortization of our deferred contract costs of $4.5 million, and depreciation and amortization of property and equipment of $1.7 million. The main drivers of the changes in operating assets and liabilities related to a $25.9 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $5.2 million increase in accrued compensation due to an increase in headcount, and an increase in accounts payable and accrued expenses and other liabilities of $3.3 million. These amounts were partially offset by a $15.5 million increase in accounts receivable, a $13.8 million increase in deferred contract costs due to commissions paid on new bookings, and an increase of $2.9 million in prepaid expenses and other assets related to prepayments made in advance for future services.
Cash used in operating activities for the fiscal year ended January 31, 2018 of $11.8 million primarily related to our net loss of $38.1 million, adjusted for non-cash charges of $24.1 million and net cash inflows of $2.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $18.2 million, amortization of our deferred contract costs of $2.5 million, and depreciation and amortization of property and equipment of $1.3 million. The main drivers of the changes in operating assets and liabilities related to a $15.2 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $2.9 million increase in accrued compensation due to an increase in headcount, and a net increase in accounts payable and accrued expenses and other liabilities of $1.8 million. These amounts were partially offset by a $10.1 million increase in accounts receivable, a $5.7 million increase in deferred contract costs due to commissions paid on new bookings, and an increase of $1.9 million in prepaid expenses and other assets related to prepayments made in advance for future services.
Investing Activities
Cash used in investing activities for the fiscal year ended January 31, 2020 of $232.1 million consisted of purchases of investments of $269.8 million and purchases of property and equipment of $5.2 million primarily to support additional office space for our San Francisco and Atlanta offices and purchases of computers for new employees. These costs were partially offset by proceeds from maturities of investments of $43.0 million.
Cash used in investing activities for the fiscal year ended January 31, 2019 of $4.1 million consisted primarily of $2.5 million of leasehold improvements for our Toronto and San Francisco offices, $1.2 million in purchases of computers and related equipment for new employees, and $0.4 million of capitalized internal-use software costs.
Cash used in investing activities for the fiscal year ended January 31, 2018 of $0.8 million was the result of purchases of property and equipment, of which a substantial majority related to purchases of computers and related equipment for new employees.
Financing Activities
Cash provided by financing activities for the fiscal year ended January 31, 2020 of $225.9 million consisted primarily of net proceeds from our IPO of $220.1 million after underwriting discounts and commissions, proceeds from the exercise of stock options of $7.2 million, and proceeds from our employee stock purchase plan of $4.1 million. This was partially offset by $5.9 million in payments related to costs associated with our IPO.
Cash provided by financing activities for the fiscal year ended January 31, 2019 of $93.6 million consisted primarily of net proceeds from the issuance of Series D redeemable convertible preferred stock of $89.8 million and proceeds from the exercise of stock options and warrants of $4.2 million, partially offset by $0.4 million in payments related to deferred offering expense associated with our initial public offering.
Cash provided by financing activities for the fiscal year ended January 31, 2018 of $45.4 million consisted primarily of net proceeds from the issuance of Series C redeemable convertible preferred stock of $43.6 million and proceeds from the exercise of stock options and warrants of $2.0 million. In addition, during this period, we received net proceeds of $9.8 million from our Mezzanine Loan. We repaid the $10.0 million principal on our Mezzanine Loan in full in September 2017.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at January 31, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$41,628	$6,196	$12,918	$13,559	$8,955
Purchase commitments	27,380	16,840	10,540	—	—
Total	$69,008	$23,036	$23,458	$13,559	$8,955
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
We have excluded the amount of the liability for uncertain tax benefits as of January 31, 2020 in the table above. As of January 31, 2020, we had $4.1 million of uncertain tax benefits, including interest and penalties, related to uncertain tax positions. The timing of future cash outflows associated with our liabilities for uncertain tax benefits is highly uncertain. As such, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of January 31, 2020 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition

We generate revenue from sales of subscriptions to customers using our cloud-based platform. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the cloud-based products and, as a result, are accounted for as service arrangements. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscription revenue excludes sales and other indirect taxes.
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
Our subscription agreements typically have monthly or annual terms, and a small percentage have multi-year terms. Revenue is recognized ratably over the term of the subscription generally beginning on the date that our platform is made available to a customer. Our subscriptions are generally non-cancellable. We typically bill for monthly subscriptions on a monthly basis and annually in advance for subscriptions with terms of one year or more.
Deferred Contract Costs
Deferred contract costs include sales commissions earned by our sales force which are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit, determined to be four years. We determined the period of benefit by taking into consideration our customer contracts, technology, and other factors. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, with the remaining portion recorded as deferred contract costs, noncurrent, on the consolidated balance sheets. Amortization expense of deferred contract costs is recorded as sales and marketing expense in the consolidated statements of operations.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards and restricted stock units (RSUs), is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black Scholes option-pricing model. We estimate the fair value of RSUs at our stock price on the grant date. We recognize compensation expense for employee stock-based payment awards on a straight-line basis over the period during which an award recipient is required to provide services in exchange for the award (generally the vesting period of the award). We account for forfeitures as they occur.
Our option-pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions are estimated as follows:
Expected volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our stock options at the grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the options.

Expected term—We determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
Risk-free rate—We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
Expected dividend yield—We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates and assumptions, which could materially impact our future stock-based compensation expense.
Valuation of Common Stock
Prior to our IPO, the fair value of our common stock underlying our stock-based awards was historically determined by our board of directors, with input from management and contemporaneous third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock prior to the IPO, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors included:

•	contemporaneous valuations of our common stock performed by independent third-party specialists;

•	the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	the prices of common or preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions;

•	lack of marketability of our common stock;

•	our actual operating and financial performance;

•	current business conditions and projections;

•	hiring of key personnel and the experience of our management;

•	the history of the company and the introduction of new services;

•	our stage of development;

•	likelihood of achieving a liquidity event, such as an IPO, or a merger or acquisition of our company given prevailing market conditions;

•	the market performance of comparable publicly traded companies; and

•	the U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows.
For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method, or OPM, or a hybrid method. The hybrid method is a hybrid of the probability weighted expected return method, or PWERM, and OPM.
The option pricing method is based on a binomial lattice model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an IPO, as well as non-IPO market-based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield. Our valuations prior to October 2018 were based on the OPM. Beginning in October 2018, we valued our common stock based on a hybrid method of the PWERM and the OPM.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Subsequent to the closing of our IPO, the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

Recently Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in the consolidated financial statements contained within this Annual Report on Form 10-K.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

As of January 31, 2020, we had cash, cash equivalents and investments totaling $351.4 million, invested in money market funds, U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as held-to-maturity consist of U.S. Treasury securities, commercial paper, and corporate debt securities with maturities of less than one year. These investments were classified as held-to-maturity as we have the positive intent and ability to hold these until maturity. We classify our available-for-sale investments, including those with stated maturities beyond twelve months, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, the Company may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. January 31, 2020, our held-to-maturity and available-for-sale investments are recorded as current on our consolidated balance sheets.
As of January 31, 2020, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Primarily all of our sales are denominated in U.S. dollars, and therefore substantially all of our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data
PAGERDUTY, INC.
The supplementary financial information required by this Item 8 is included in Item 7 under the caption "Quarterly Results of Operations."

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 19, 2020

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Balance Sheets
(in thousands)

	As of January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$124,024	$127,875
Accounts receivable, net of allowance for doubtful accounts of $810 and $2,360 as of January 31, 2020 and January 31, 2019, respectively	37,128	33,538
Investments	227,375	—
Deferred contract costs, current	9,301	6,002
Prepaid expenses and other current assets	7,163	5,422
Total current assets	404,991	172,837
Property and equipment, net	12,369	5,772
Deferred contract costs, non-current	16,387	11,470
Other assets	1,651	7,155
Total assets	$435,398	$197,234
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,434	$7,657
Accrued expenses and other current liabilities	7,197	7,145
Accrued compensation	13,911	10,050
Deferred revenue, current	87,490	63,957
Total current liabilities	115,032	88,809
Deferred revenue, non-current	5,079	147
Other liabilities	7,349	4,185
Total liabilities	127,460	93,141
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.000005 par value per share: 100,000,000 and 41,810,231 shares authorized, as of January 31, 2020 and 2019; no shares issued and outstanding as of January 31, 2020; 41,273,345 shares issued and outstanding as of January 31, 2019; liquidation preference of $203,861 as of January 31, 2019	—	173,023
Stockholders’ equity (deficit):
Common stock, $0.000005 par value per share: 1,000,000,000 and 85,000,000 shares authorized as of January 31, 2020 and 2019, respectively; 77,793,540 and 23,189,921 shares issued and outstanding as of January 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	487,008	59,938
Accumulated other comprehensive income	137	—
Accumulated deficit	(179,207)	(128,868)
Total stockholders’ equity (deficit)	307,938	(68,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$435,398	$197,234

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue	$166,351	$117,823	$79,630
Cost of revenue	24,579	17,255	12,717
Gross profit	141,772	100,568	66,913
Operating expenses:
Research and development	49,011	38,858	33,532
Sales and marketing	97,350	64,060	47,354
General and administrative	50,970	39,971	24,343
Total operating expenses	197,331	142,889	105,229
Loss from operations	(55,559)	(42,321)	(38,316)
Interest income	5,692	1,249	371
Interest expense	—	—	(702)
Other income, net	203	1,032	682
Loss before provision for income taxes	(49,664)	(40,040)	(37,965)
Provision for income taxes	(675)	(701)	(184)
Net loss	$(50,339)	$(40,741)	$(38,149)
Other comprehensive gain:
Unrealized gain on investments	137	—	—
Total comprehensive loss	$(50,202)	$(40,741)	$(38,149)
Net loss per share, basic and diluted	$(0.77)	$(1.90)	$(1.91)
Weighted average shares used in calculating net loss per share, basic and diluted	65,544	21,410	19,986
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2017	31,815,528	$39,556	20,260,180	$—	$11,428	$—	$(49,978)	$(38,550)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	1,419,650	—	1,158	—	—	1,158
Exercise of common stock warrant	—	—	25,522	—	119	—	—	119
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $154	4,185,006	43,648	—	—	—	—	—	—
Warrant issued in conjunction with debt	—	—	—	—	694	—	—	694
Vesting of early exercised options	—	—	—	—	211	—	—	211
Stock-based compensation	—	—	—	—	18,152	—	—	18,152
Net loss	—	—	—	—	—	—	(38,149)	(38,149)
Balances as of January 31, 2018	36,000,534	$83,204	21,705,352	$—	$31,762	$—	$(88,127)	$(56,365)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	1,382,664	—	1,525	—	—	1,525
Exercise of common stock warrant	—	—	101,905	—	473	—	—	473
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $181	5,272,811	89,819	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	883	—	—	883
Stock-based compensation	—	—	—	—	19,078	—	—	19,078
Warrant issued in conjunction with charitable contribution	—	—	—	—	6,217	—		6,217
Net loss	—	—	—	—	—	—	(40,741)	(40,741)
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$—	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,519,899	—	7,187	—	—	7,187
Vesting of restricted stock units, net of employee payroll taxes	—	—	1,293	—	(16)	—	—	(16)
Exercise of common stock warrants	—	—	737,807	—	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	—	173,023
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	210,775		4,117			4,117
Vesting of early exercised options	—	—	—	—	1,342	—	—	1,342
Stock-based compensation	—	—	—	—	27,205	—	—	27,205
Other comprehensive gain	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	(50,339)	(50,339)
Balances as of January 31, 2020	—	$—	77,793,540	$—	$487,008	$137	$(179,207)	$307,938

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(50,339)	$(40,741)	$(38,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,337	1,692	1,346
Amortization of deferred contract costs	7,780	4,495	2,543
Stock-based compensation	27,205	19,078	18,152
Warrant issued in conjunction with charitable contribution	—	6,217	—
Amortization of debt issuance costs	—	—	142
Loss on extinguishment of debt	—	—	728
Other	(331)	1,440	1,227
Changes in operating assets and liabilities:
Accounts receivable	(3,601)	(15,464)	(10,145)
Deferred contract costs	(15,996)	(13,809)	(5,725)
Prepaid expenses and other assets	(2,112)	(2,914)	(1,913)
Accounts payable	(1,110)	1,356	2,501
Accrued expenses and other liabilities	3,668	1,931	(682)
Accrued compensation	3,861	5,176	2,943
Deferred revenue	28,465	25,935	15,196
Net cash used in operating activities	(173)	(5,608)	(11,836)
Cash flows from investing activities
Purchases of property and equipment	(5,174)	(3,730)	(822)
Capitalized internal-use software costs	—	(389)	—
Purchases of held-to-maturity investments	(45,736)	—	—
Proceeds from maturities of held-to-maturity investments	17,950	—	—
Purchases of available-for-sale investments	(224,110)	—	—
Proceeds from maturities of available-for-sale investments	25,000	—	—
Net cash used in investing activities	(232,070)	(4,119)	(822)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	89,819	43,648
Proceeds from initial public offering, net of underwriters' discounts and commissions	220,086	—	—
Payments of costs related to initial public offering	(5,945)	(445)	—
Proceeds from repayment of promissory note	515	—	—
Proceeds from borrowing of debt, net of issuance costs	—	—	9,824
Repayments of debt	—	—	(10,000)
Proceeds from issuance of common stock upon exercise of stock options	7,187	1,525	1,158
Proceeds from Employee Stock Purchase Program	4,117	—	—
Proceeds from early exercised stock options, net of repurchases	—	2,227	680
Proceeds from issuance of common stock upon exercise of warrants	—	473	119
Employee payroll taxes paid related to net share settlement of restricted stock units	(16)	—	—
Net cash provided by financing activities	225,944	93,599	45,429
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,299)	83,872	32,771
Cash, cash equivalents, and restricted cash at beginning of period	130,323	46,451	13,680
Cash, cash equivalents, and restricted cash at end of period	$124,024	$130,323	$46,451

Supplemental cash flow data:
Cash paid for interest	$—	$—	$519
Cash paid for taxes	$73	$45	$15
Non-cash investing and financing activities:
Vesting of early exercised options	$1,342	$883	$211
Issuance of warrants in connection with debt	$—	$—	$694
Purchase of property and equipment, accrued but not yet paid	$1,463	$82	$28
Costs related to initial public offering, accrued but not yet paid	$—	$2,816	$—
Non-cash additions of property and equipment	$2,212	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$124,024	$127,875	$43,999
Restricted cash - included in other assets	—	2,448	2,452
Total cash, cash equivalents, and restricted cash	$124,024	$130,323	$46,451
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
As used herein, “PagerDuty”, “we”, “our”, “the Company” and similar terms include PagerDuty, Inc., unless the context indicates otherwise.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the consolidated accounts of PagerDuty. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s consolidated balance sheets and consolidated statements of cash flows to conform to the current period presentation. The Company has reclassified a portion of prepaid expenses and other current assets to the accounts receivable, net line item on the accompanying consolidated balance sheets. The Company has also reclassified a portion of accrued expenses and other current liabilities to the accounts payable line item on the accompanying consolidated balance sheets. The Company reclassified the bad debt expense line item to the other line item on the accompanying consolidated statements of cash flows. These reclassifications had no effect on the reported results of operations.
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
The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan (ESPP) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, and the provision for income taxes, including the related valuation allowance and any uncertain tax positions, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Stock Split
In May 2018, the Company effected a two-for-one stock split of the Company’s redeemable convertible preferred stock and common stock effective May 3, 2018. All redeemable convertible preferred stock and common stock share and per-share amounts for the periods presented in these financial statements have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the periods presented.
2. Summary of Significant Accounting Policies
Segment Information
The Company manages its operations and allocates resources as one operating segment. The Company’s chief operating decision maker (CODM) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 10, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
Revenue Recognition
The Company generates revenue from subscription fees. Revenue is recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company accounts for revenue contracts with customers by applying the requirements of Topic 606, which includes the following steps:

•	Identification of the contract, or contracts, with a customer.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company’s subscriptions allow customers to use its cloud-hosted software over the contract period without taking possession of the software. The Company’s subscription agreements generally have monthly or annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the Company’s platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company’s arrangements are generally non-cancellable and do not contain refund provisions. The Company bills for monthly subscriptions on a monthly basis and annually in advance for subscriptions with terms of one year or more.
The price of subscriptions is generally fixed at contract inception and therefore, the Company’s contracts do not contain a significant amount of variable consideration. As a result, the amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in previous periods due to changes in the transaction price was not material. Subscription revenue excludes sales and other indirect taxes.
Accounts Receivable and Related Allowance
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts.
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Activity related to the Company’s allowance for doubtful accounts was as follows:

Amount
(in thousands)
Balance as of January 31, 2018	$1,296
Charged to bad debt expense	1,440
Write-offs, net of recoveries	(376)
Balance as of January 31, 2019	$2,360
Charged to bad debt expense	11
Write-offs, net of recoveries	(1,561)
Balance as of January 31, 2020	$810

Deferred Revenue
The Company records contract liabilities to deferred revenue when amounts are invoiced in advance of performance. Deferred revenue consists of the unearned portion of customer billings. The Company’s payment terms generally provide for payment within 30 days of the invoice date. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, non-current in the consolidated balance sheets.
The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. For contracts with terms of more than a year, the Company has determined its contracts generally do not include a significant financing component as these all relate to contracts that are billed annually in advance. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s subscription, not to receive financing from its customers or to provide customers with financing.
Deferred Contract Costs
Deferred contract costs consist of sales commissions earned by the Company’s sales force which are considered incremental and recoverable costs of obtaining a contract with a customer. The Company determined that sales commissions that are related to contract renewals are not commensurate with commissions earned on the initial contract. Accordingly, sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, technology, and other factors. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current; the remaining portion is recorded as deferred contract costs, noncurrent in the consolidated balance sheets. Deferred contract costs are periodically reviewed for impairment. Amortization of deferred contract costs is included in sales and marketing expense in the consolidated statements of operations.
Deferred contract costs on the Company’s consolidated balance sheets were $25.7 million and $17.5 million as of January 31, 2020 and 2019, respectively. Amortization expense was $7.8 million, $4.5 million, and $2.5 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
The following table represents a rollforward of the Company’s deferred contract costs:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Amount
(in thousands)
Balance as of January 31, 2018	$8,158
Additions to deferred contract costs	13,809
Amortization of deferred contract costs	(4,495)
Balance as of January 31, 2019	$17,472
Additions to deferred contract costs	15,996
Amortization of deferred contract costs	(7,780)
Balance as of January 31, 2020	$25,688

Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, held-to-maturity investments, available-for-sale investments, and accounts receivable. All of the Company’s cash and cash equivalents and investments are invested in money market funds, United States (U.S.) Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality.
No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2020. One customer accounted for 10% of the total accounts receivable balance as of January 31, 2019. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2020, 2019, or 2018.
Cost of Revenue
Cost of revenue primarily consists of expenses related to providing the Company’s subscription to customers, including personnel expenses for operations and global support personnel, payments related to cloud infrastructure providers for hosting the Company’s software, payment processing fees, and allocated facilities, information technology, amortization of capitalized internal-use software costs, and other overhead costs.
Interest Income
Interest income consists of income earned on our cash and cash equivalents and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.
Other Income, Net
Other income, net primarily consists of accretion income on our held-to-maturity and available-for-sale investments, foreign currency transaction gains and losses, and sublease income related to our San Francisco lease, which expired in the fiscal year ended January 31, 2019.
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the United States dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income, net and were not material for the fiscal years ended January 31, 2020, 2019, or 2018.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, highly liquid investments with original maturities of three months or less from the date of purchase, and money market funds.
Investments

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The Company’s investments are classified as available-for-sale and held-to-maturity and consist of highly liquid investments, primarily U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.
The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. If the Company determines that the decline in an investment’s fair value is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. Realized gains and losses are reported in other income, net, in the consolidated statements of operations. No impairment charges have been recognized to date.
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
Available-for-sale
The Company classifies its available-for-sale investments, including those with stated maturities beyond twelve months, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, the Company may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. The Company's available-for-sale investments are recorded at fair market value each reporting period. Unrealized gains and losses on these available-for-sale investments are reported as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheet until realized.
Restricted Cash
Restricted cash primarily consists of collateralized letters of credit established in connection with lease agreements for the Company’s facilities. The Company had no restricted cash as of January 31, 2020. Restricted cash totaled $2.4 million as of January 31, 2019 and is included within other assets on the consolidated balance sheets.
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized revenue from the sales of its product to a related party of $1.0 million in the fiscal year ended January 31, 2020. Other related party transactions were not material for the fiscal years ended January 31, 2020, 2019, or 2018.
Deferred Offering Costs
Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets in the consolidated balance sheets. Deferred offering costs of $6.4 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against IPO proceeds upon the closing of the Company’s IPO in April 2019. As of January 31, 2020, the Company had no deferred offering costs. As of January 31, 2019, there were $3.3 million of deferred offering costs which are included in other assets in the accompanying consolidated balance sheets.
Property and Equipment, Net

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
Research and Development Expense
Research and development expenses consist primarily of personnel costs for the Company’s engineering, product, and design teams. Additionally, research and development expenses include contractor fees, depreciation of equipment used in research and development activities, and allocated overhead costs. Research and development costs are expensed as incurred.
Internal-Use Software Costs
The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $0.4 million during the fiscal year ended January 31, 2019. No internal-use software costs were capitalized during the fiscal year ended January 31, 2020.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $5.1 million for all periods presented.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options and restricted stock units (RSUs), based on the estimated fair value of the award on the grant date.
The Company estimates the fair value of stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the estimated fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions and estimates used in the determination of the fair value of stock options are as follows:
Expected volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history for its common stock, it estimates the expected volatility of its stock options by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
Expected term—The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Risk-free rate—The Company uses the U.S. Treasury yield for its risk-free interest rate that corresponds with the expected term.
Expected dividend yield—The Company utilizes a dividend yield of zero, as it does not currently issue dividends and does not expect to in the future.
Fair value of common stock
Prior to the IPO, in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, the Company’s board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of the Company’s common stock, including but not limited to contemporaneous valuations of our common stock performed by independent third-party specialists; the prices, rights, preferences, and privileges of redeemable convertible preferred stock relative to those of common stock; the prices at which the Company sold shares of its common stock to third-party investors and in secondary transactions in arm’s-length transactions; the Company’s operating and financial performance; and additional relevant economic information.
The Company estimates the fair value of RSUs at our stock price on the grant date.
The Company estimates the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model, which is impacted by the estimated fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the offering period, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions used in the determination of the fair value of the ESPP are the same as those used in the determination of the fair value of our stock options.
The Company recognizes compensation expense for employee stock-based payment awards on a straight-line basis over the period during which an award recipient is required to provide services in exchange for the award (generally the vesting period of the award). The Company accounts for forfeitures as they occur.
The fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model and is not remeasured over the vesting term. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of enactment.
The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. Realization of its deferred tax assets is dependent primarily upon future U.S. taxable income.
The Company recognizes income tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Although the Company believes that it has adequately reserved for its uncertain tax positions (including net interest and penalties), it can provide no assurance that the final tax outcome of these matters will not

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

be materially different. The Company makes adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on its financial position, results of operations, and cash flows.
Net Loss Per Common Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net loss per share by application of the treasury stock method. Basic and diluted net loss per common share were the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.
Immaterial Correction of Error
During the preparation of our fiscal year 2020 consolidated financial statements, the Company identified an immaterial error in the footnotes of our previously issued financial statements relating to the classification of revenue between United States revenue and international revenue in the notes to our consolidated financial statements. As a result, United States revenue was understated by $3.6 million and international revenue was overstated by $3.6 million in the fiscal year ended January 31, 2019. There was no impact to total revenues or net loss in the Company’s consolidated statements of operations and comprehensive loss. The error has been corrected in Note 10. “Geographic Information”. Management determined that the impact of this error is not material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (SAB) No. 99 (SAB 99) and SAB No. 108 (SAB 108).
Recently Adopted Accounting Pronouncements
In July 2018, the FASB issued Accounting Standards Update No. 2018-09, Codification Improvements (ASU 2018-09). These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2019. The amendments that were effective upon issuance of the update did not have an impact on the Company’s consolidated financial statements. The Company early adopted this ASU beginning February 1, 2019 noting that the adoption of the standard had no material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company plans to adopt this guidance as of February 1, 2020 using the modified retrospective method and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. The Company will elect the optional transition approach to not apply Topic 842 in the comparative periods presented and the package of practical expedients. We have completed our process to identify our population of lease arrangements and completed our evaluation of each arrangement under the guidance, including application of elected practical expedients, and we are finalizing the incremental borrowing rate for each arrangement. While the adoption remains in progress, we expect that the adoption will result in the recognition of right-of-use assets and lease liabilities that were not

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

previously recognized, which will increase total assets and liabilities on our consolidated balance sheets. The Company does not expect the adoption of Topic 842 to have a material impact to the consolidated statements of operations or to have any impact on its cash flows from operating, investing, or financing activities.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company expects to adopt this guidance as of February 1, 2020. The Company has evaluated the impact of the adoption of this standard and does not expect adoption of Topic 326 to have a material impact to the consolidated financial statements.
3. Balance Sheet Components
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Cash and cash equivalents
Cash	$2,131	$125,852
Money market funds	118,899	2,023
U.S. Treasury securities	2,994	—
Total cash and cash equivalents	$124,024	$127,875
Available-for-sale investments:
U.S. Treasury securities	$24,987	$—
Commercial paper	20,132	—
Corporate debt securities	149,248	—
U.S. Government agency securities	4,973	—
Total available-for-sale investments	$199,340	$—
Held-to-maturity investments:
U.S. Treasury securities	$9,016	$—
Commercial paper	5,985	—
Corporate debt securities	13,034	—
Total held-to-maturities investments	$28,035	$—
Total investments	$227,375	$—

The following table summarizes the Company’s investments’ adjusted cost, net unrealized gains, and fair value by significant investment category as of January 31, 2020. Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal year ended January 31, 2020.

	Adjusted Cost	Unrealized Gain, Net	Fair value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$24,978	$9	$24,987
Commercial paper	20,128	4	20,132
Corporate debt securities	149,124	124	149,248
U.S. Government agency securities	4,973	—	4,973
Total available-for-sale investments	$199,203	$137	$199,340
Held-to-maturity investments:
U.S. Treasury securities	9,016	—	9,016
Commercial paper	5,985	—	5,985
Corporate debt securities	13,034	—	13,034
Total held-to-maturities investments	28,035	—	28,035
Total investments	$227,238	$137	$227,375

All of the Company’s held-to-maturity securities have a contractual maturity of less than one year. The following table presents the Company’s available-for-sale securities by contractual maturity date as of January 31, 2020:

	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$128,127	$128,169
Due between one to five years	71,076	71,171
	$199,203	$199,340

There were no securities in a continuous net loss position for 12 months or longer as of January 31, 2020. As of January 31, 2020, we had 21 securities in an unrealized loss position. Investments are reviewed periodically to identify possible other-than-temporary impairments. When evaluating investments for other-than-temporary impairment, we review factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as we believe that the decrease in fair value of these securities is temporary and we expect to recover at least up to the initial cost of the investment for these securities.
The Company had no investments as of January 31, 2019.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Leasehold improvements	$12,257	$6,512
Computers and equipment	4,431	2,998
Furniture and fixtures	2,540	1,239
Capitalized internal-use software	389	389
Gross property and equipment(1)	$19,617	$11,138
Accumulated depreciation and amortization	(7,248)	(5,366)
Property and equipment, net	$12,369	$5,772
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and furniture and fixtures of $5.1 million and $0.2 million that had not yet been placed in service as of January 31, 2020 and January 31, 2019, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $2.2 million, $1.7 million, and $1.3 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
Other Assets
Other assets consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Restricted cash	$—	$2,448
Deferred offering costs	—	3,261
Capitalized implementation costs	358	286
Other	1,293	1,160
Other assets	$1,651	$7,155

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2020	2019
	(in thousands)
Accrued professional fees	$1,436	$3,037
Accrued events	300	400
Deferred rent	790	268
Accrued hosting and infrastructure	689	47
Early exercise liability	509	1,827
Accrued taxes	961	255
Accrued liabilities, other	2,512	1,311
Accrued expenses and other liabilities	$7,197	$7,145

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
Level 1—Valuations based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
Level 2—Valuations based on inputs that are directly or indirectly observable in the marketplace.
Level 3—Valuations based on unobservable inputs that are supported by little or no market activity.
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$118,899	$—	$—	$118,899
U.S. Treasury securities	2,994	34,003	—	36,997
Commercial paper	—	26,117	—	26,117
Corporate debt securities	—	162,282	—	162,282
U.S. Government agency securities	—	4,973	—	4,973
Total	$121,893	$227,375	$—	$349,268
Included in cash equivalents				$121,893
Included in investments				$227,375

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	As of January 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$4,417	$—	$—	$4,417
Total	$4,417	$—	$—	$4,417
Included in cash equivalents				$2,023
Included in other assets				$2,394

The Company’s assets that are measured by management at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy. The Company did not have any transfers into and out of Level 1 or Level 2 during the fiscal years ended January 31, 2020 and 2019.
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. As of January 31, 2020, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. The Company had no Level 2 securities as of January 31, 2019.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
5. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2020 and fiscal 2029. In addition to base rent the Company is also committed to pay a portion of the actual operating expenses under certain of these lease arrangements.
In December 2015, the Company entered into a sublease agreement for its former headquarters in San Francisco, California. The Company received sublease income of $1.1 million and $1.4 million for the fiscal years ended January 31, 2019 and 2018. The lease and related sublease expired in fiscal 2019.
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Deferred rent was $6.8 million as of January 31, 2020, of which $0.8 million was included within accrued expenses and other current liabilities and $6.0 million was included within other liabilities on the consolidated balance sheets. Deferred rent was $3.7 million as of January 31, 2019, of which $0.3 million was included within accrued expenses and other current liabilities and $3.4 million was included within other liabilities on the consolidated balance sheets. Rent expense was $6.5 million, $4.6 million, and $3.9 million for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

As of January 31, 2020, the future minimum lease payments by fiscal year excluding sublease income under non-cancellable operating leases are as follows:

Minimum Lease Payments
(in thousands)
2021	$6,196
2022	6,419
2023	6,499
2024	6,680
2025	6,879
Thereafter	8,955
Total	$41,628

Total future minimum lease payments under non-cancellable operating leases as of January 31, 2020 are primarily comprised of lease payments due under the lease of the Company’s headquarters in San Francisco, California, and leases for the Company’s offices in Toronto, Canada and Atlanta, Georgia.
In July 2019, the Company entered into a non-cancellable operating lease for office space in Atlanta, Georgia, with minimum lease payments of $14.4 million through the lease term of July 2028.
Purchase Commitments
As of January 31, 2020, the Company had non-cancellable purchase commitments with certain service providers totaling approximately $27.4 million, payable over the next 3 years.
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

6. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Deferred revenue, beginning of period	$64,104	$38,169	$22,973
Billings	194,816	143,758	94,826
Revenue recognized	(166,351)	(117,823)	(79,630)
Deferred revenue, end of period	$92,569	$64,104	$38,169

Approximately 38%, 32%, and 27% of total revenue recognized in the fiscal years ended January 31, 2020, 2019, and 2018 was from the deferred revenue balance as of January 31, 2019, 2018 and 2017, respectively.
As of January 31, 2020 and January 31, 2019, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $75.7 million and $43.6 million, respectively. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.
7. Common Stock and Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the 2010 Plan) and the 2019 Equity Incentive Plan (the 2019 Plan, collectively the Stock Plans). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. Under the 2019 Plan, the Company’s Board of Directors (the Board) and any other committee or subcommittee of the Board may grant stock options, RSAs, and RSUs to employees, consultants, and advisors of the Company. Through January 31, 2020, the Company has granted stock options, RSAs, and RSUs. As of January 31, 2020 and January 31, 2019, respectively, the Company was authorized to grant up to 13,126,301 shares and 23,929,932 shares of common stock under the Stock Plans.
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
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of January 31, 2020 and January 31, 2019, there were 11,841,156 shares and 2,221,216 shares available for future issuance under the Stock Plans, respectively.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Shares of common stock reserved for future issuance are as follows:

January 31, 2020
Outstanding stock options and unvested RSUs outstanding	15,612,956
Available for future stock option and RSU grants	11,841,156
Available for ESPP	1,639,225
Total common stock reserved at January 31, 2020	29,093,337

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2019	14,006,222	$4.32	8.2 years	$142,840
Granted	3,907,534	$16.15
Exercised	(2,527,533)	$2.76
Canceled	(888,178)	$11.32
Outstanding at January 31, 2020	14,498,045	$7.37	7.8 years	$231,300
Vested as of January 31, 2020	6,973,210	$3.66	7.0 years	$137,060

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

Year Ended January 31,
	2020	2019	2018
Expected dividend yield	—	—	—
Expected volatility	41.7% - 42.8%	40.1% - 43.2%	40.3% - 46.7%
Expected term (years)	5.5 - 6.9	5.4 - 6.8	5.5 - 6.3
Risk-free interest rate	1.39% - 2.48%	2.53% - 3.04%	1.85% - 2.57%

Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life, or 10 years.
Stock options granted during the fiscal years ended January 31, 2020, 2019, and 2018 had a weighted average grant date fair value of $11.07, $4.87, and $3.32 per share, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2020, 2019, and 2018 was $61.7 million, $10.5 million, and $6.4 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of January 31, 2020, there was approximately $48.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 3.2 years.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2019	—	$—
Granted	1,153,504	$28.20
Vested, net of shares withheld for employee payroll taxes	(1,293)	$32.48
Canceled	(37,300)	$30.63
Outstanding at January 31, 2020	1,114,911	$28.10

The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of January 31, 2020, there was $29.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.7 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
In April 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan, which became effective on April 11, 2019. The ESPP initially reserved and authorized the issuance of up to a total of 1,850,000 shares of common stock to participating employees. The initial offering period began April 11, 2019 and will end on June 15, 2021, with purchase dates of December 13, 2019, June 15, 2020, December 15, 2020 and June 15, 2021. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on April 11, 2019 and ended on December 13, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the period:

Year Ended January 31,
2020
Expected dividend yield	—
Expected volatility	39.2% - 48.4%
Expected term (years)	0.5 - 2.1
Risk-free interest rate	1.53% - 2.43%

During the year ended January 31, 2020, the Company recognized $5.1 million of stock-based compensation expense related to ESPP and withheld $5.5 million in contributions from employees. In the year ended January 31, 2020, 210,775 shares of common stock were issued under the ESPP at a purchase price of $19.63.
Warrant Issued as Charitable Contribution
In the fiscal year ended January 31, 2019, the Company commenced an initiative to donate product, equity, and employee time for charitable purposes. In June 2018, as part of this initiative, the Company issued to the Tides Foundation a warrant to purchase up to 648,092 shares of the Company’s common stock, exercisable at a price of

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

$0.01 per share. The common stock warrant was automatically net exercised for 647,822 shares of common stock upon the closing of the IPO.
The Company recognized $6.2 million of non-cash charitable contribution expense during the fiscal year ended January 31, 2019 and this amount is included within stock-based compensation expense in general and administrative expense in the accompanying consolidated statement of operations.
Common Stock Transfers
During the fiscal year ended January 31, 2019, certain of the Company’s investors acquired outstanding common stock from current or former employees at a purchase price greater than or equal to the estimated fair value at the time of the transactions. For the shares acquired at a price in excess of fair value during the fiscal year ended January 31, 2019, the Company recorded stock-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transactions of $5.5 million. The Company recorded $3.8 million of this expense in research and development expense, $1.4 million in general and administrative expense and $0.3 million in sales and marketing expense. In connection with these stock transfers, the Company either waived or assigned its rights of first refusal or other transfer restrictions applicable to such shares.
There were no such transactions during the fiscal years ended January 31, 2020 or 2018.
Common Stock Subject to Repurchase
Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares issued upon the early exercise of these unvested stock option awards, which are reflected as exercises in the table above, are considered to be legally issued and outstanding on the date of exercise. Upon termination of service, the Company may repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options.
As of January 31, 2020 and 2019, the Company has recorded liabilities related to early exercises of 76,415 and 339,049 shares of common stock, respectively. The related liability is recorded within accrued expenses and other current liabilities on the accompanying consolidated balance sheets and was $0.5 million and $1.8 million as of January 31, 2020 and 2019, respectively. The liability is reclassified into stockholders’ equity as the awards vest.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$1,018	$282	$385
Research and development	5,566	8,171	9,796
Sales and marketing	8,924	3,982	3,831
General and administrative(1)	11,697	12,860	4,140
Total	$27,205	$25,295	$18,152
(1) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

8. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended January 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net loss	$(50,339)	$(40,741)	(38,149)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	65,544	21,410	19,986
Net loss per share, basic and diluted	$(0.77)	$(1.90)	$(1.91)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2020	2019	2018
	(in thousands)
Redeemable convertible preferred stock	—	41,273	36,001
Shares subject to outstanding common stock awards	15,613	14,006	11,316
Unvested early exercised stock options	76	339	246
Warrants to purchase common stock	—	750	204
Early exercised stock options in exchange for note receivable	—	250	250
Restricted stock awards purchased with promissory notes	180	510	664
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	67	—	—
Total	15,936	57,128	48,681

9. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Domestic	$(53,485)	$(39,863)	$(37,396)
Foreign	3,821	(177)	(569)
Loss before provision for income taxes	$(49,664)	$(40,040)	$(37,965)

The components of the provision for income taxes are as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Current
Federal	$—	$—	$—
State	126	26	15
Foreign	25	135	123
Total current tax expense	$151	$161	$138
Deferred
Federal	$—	$(3)	$9
State	(1)	—	1
Foreign	525	543	36
Total deferred tax expense	$524	$540	$46
Provision for income taxes	$675	$701	$184

A reconciliation of the Company’s recorded provision for income taxes to the amount of taxes computed at the U.S. statutory rate is as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Income taxes computed at U.S. federal statutory rate	$(10,429)	$(8,408)	$(12,489)
State taxes, net of federal benefit	(4,901)	(1,326)	(1,400)
Permanent differences	308	220	34
Stock-based compensation	(3,739)	1,077	4,569
Foreign rate differential	(239)	34	10
Uncertain tax positions	(14)	680	336
Tax Act	—	—	8,184
Tax credits	(3,271)	—	—
Change in valuation allowance	25,390	8,085	929
Charitable contributions	(1,960)	—	—
Other	(470)	339	11
Provision for income taxes	$675	$701	$184

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted. The Tax Act contains several key tax provisions that affect the Company, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017, imposing a mandatory one-time deemed repatriation tax on previously untaxed foreign earnings, and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Due to the full valuation allowance recorded against our U.S. federal deferred tax assets, there was no U.S. income tax expense or benefit as a result of the Tax Act. The Company has elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a period cost.
Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of January 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$36,412	$21,886
Allowances and accruals	2,437	2,322
Stock-based compensation	5,523	2,171
Charitable contributions	3,989	1,626
Tax credits	5,349	—
Other	2,075	665
Gross deferred tax assets	$55,785	$28,670
Less: valuation allowance	(50,086)	(24,695)
Net deferred tax assets	$5,699	$3,975
Deferred tax liabilities:
Deferred commissions	$(6,519)	$(4,474)
Other	(256)	(54)
Gross deferred tax liabilities	$(6,775)	$(4,528)
Net deferred tax liabilities	$(1,076)	$(553)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in the United States, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance on such deferred tax assets. The valuation allowance against its various deferred tax assets increased by $25.4 million and $8.3 million during the fiscal years ended January 31, 2020 and 2019, respectively.
As of January 31, 2020, the Company had federal, state, and foreign net operating loss carryforwards in the amount of $142.7 million, $5.8 million, and $2.8 million, respectively, which begin to expire in 2030. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.
As of January 31, 2020, the Company had federal, California, and Canadian research and development credit carryforwards of $5.1 million, $3.7 million, and $0.3 million, respectively. The federal research and development credits will begin to expire in 2031, the California research and development credits have no expiration, and the Canadian research and development credits will begin to expire in 2034.
The Company attributes net revenue, costs, and expenses to domestic and foreign components based on the terms of its agreements with its subsidiaries. The Company does not provide for federal and state income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested offshore indefinitely. As a result of the Tax Act, if the Company repatriated these earnings, the tax impact of future distributions of foreign earnings would generally be limited to withholding tax from local jurisdictions, and the resulting income tax liability would be insignificant.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of period	$6,644	$4,385	$2,400
Additions related to prior years	71	—	—
Reductions related to prior years	(3,515)	(19)	—
Additions related to current year	843	2,278	1,985
Balance at end of period	$4,043	$6,644	$4,385

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2015 and onwards. Due to its U.S. federal and state valuation allowance, $1.1 million and $1.0 million of unrecognized tax benefits as of January 31, 2020 and 2019, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2020 and 2019, respectively. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly decrease in the next 12 months.
10. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
United States	$129,728	$94,345	$64,404
International	36,623	23,478	15,226
Total	$166,351	$117,823	$79,630

Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2020, 2019, or 2018. As of January 31, 2020, 76% of the Company’s property equipment was located in the United States, 23% was located in Canada, and 1% was located in the United Kingdom. As of January 31, 2019, 48% of the Company’s property and equipment was located in the United States and 52% was located in Canada.

11. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company is responsible for the administrative costs of the 401(k) plan, and effective July 1, 2019, the Company implemented an employer matching contribution of one percent (1%) of each participant’s employee contributions of at least 1% of eligible wages during the period. During the fiscal year ended January 31, 2020, we recognized expense of $0.4 million related to matching contributions. We did not make any contributions in the fiscal years ended January 31, 2019 and 2018.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

12. Subsequent Events
The Company has evaluated subsequent events through March 19, 2020.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

Item 9B. Other Information

Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at pagerduty.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at pagerduty.com or in a Current Report on Form 8-K filed with the SEC.
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2020.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are included as part of this Annual Report on Form 10-K.
1. Index to Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
3. Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Amended and Restated Investors’ Rights Agreement by and among PagerDuty, Inc. and certain of its stockholders, dated August 24, 2018	S-1	333-230323	4.2	March 15, 2019
4.3	Description of Securities			Filed herewith
10.1#	PagerDuty, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230323	10.2	March 21, 2019
10.2#	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.3#	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.4#	Amended and Restated Offer Letter by and between PagerDuty, Inc. and Jennifer G. Tejada	S-1/A	333-230323	10.5	April 1, 2019
10.5#	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.6#	Confirmatory Offer Letter by and between PagerDuty, Inc. and Stacey A. Giamalis	S-1/A	333-230323	10.7	April 1, 2019
10.7#	Offer Letter by and between PagerDuty, Inc. and David Justice			Filed herewith
10.8#	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy			Filed herewith
10.9#	PagerDuty, Inc. Cash Incentive Bonus Plan	S-1/A	333-230323	10.10	March 21, 2019
10.10#	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
10.11	Lease Agreement by and between PagerDuty, Inc. and Toda America, Inc., as amended, dated September 17, 2015	S-1	333-230323	10.9	March 15, 2019
21.1	List of subsidiaries of PagerDuty, Inc.			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (included on signature page)			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
*     The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

#	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 19, 2020.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jennifer G. Tejada and Owen Howard Wilson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2020
Jennifer G. Tejada

/s/ Owen Howard Wilson	Chief Financial Officer (Principal Financial Officer)	March 19, 2020
Owen Howard Wilson

/s/ Karen Walker	Senior Vice President, Finance (Principal Accounting Officer)	March 19, 2020
Karen Walker

/s/ Sameer Dholakia	Director	March 19, 2020
Sameer Dholakia

/s/ Elena Gomez	Director	March 19, 2020
Elena Gomez

/s/ Ethan Kurzweil	Director	March 19, 2020
Ethan Kurzweil

/s/ Rathi Murthy	Director	March 19, 2020
Rathi Murthy

/s/ Zachary Nelson	Director	March 19, 2020
Zachary Nelson

/s/ John O’Farrell	Director	March 19, 2020
John O’Farrell

/s/ Alex Solomon	Director	March 19, 2020
Alex Solomon