Form 10-Q
period 2020-04-30
PagerDuty, Inc.
filed 2020-06-05
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of June 3, 2020, was 78,704,825.

PAGERDUTY, INC.

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
Forward-looking statement contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

•
the effect of uncertainties related to the novel coronavirus and resulting COVID-19 pandemic on U.S. and global markets, our business, operations, revenue results, cash flow, operating expenses, demand for our solutions, sales cycles, customer retention, and our customers’ businesses;

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
You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update any of these forward-

looking statements for any reason after the date of this Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of April 30, 2020	As of January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,455	$124,024
Accounts receivable, net of allowance for doubtful accounts of $1,490 and $810 as of April 30, 2020 and January 31, 2020, respectively	36,527	37,128
Investments	211,352	227,375
Deferred contract costs, current	9,769	9,301
Prepaid expenses and other current assets	10,209	7,163
Total current assets	407,312	404,991
Property and equipment, net	13,211	12,369
Deferred contract costs, non-current	16,335	16,387
Lease right-of-use assets	28,000	—
Other assets	1,461	1,651
Total assets	$466,319	$435,398
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,625	$6,434
Accrued expenses and other current liabilities	6,374	7,197
Accrued compensation	14,911	13,911
Deferred revenue, current	91,648	87,490
Lease liabilities, current	4,633	—
Total current liabilities	122,191	115,032
Deferred revenue, non-current	4,798	5,079
Lease liabilities, non-current	30,260	—
Other liabilities	1,527	7,349
Total liabilities	158,776	127,460
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	497,430	487,008
Accumulated other comprehensive income	779	137
Accumulated deficit	(190,666)	(179,207)
Total stockholders’ equity	307,543	307,938
Total liabilities and stockholders’ equity	$466,319	$435,398
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue	$49,786	$37,314
Cost of revenue	6,963	5,486
Gross profit	42,823	31,828
Operating expenses:
Research and development	15,014	10,906
Sales and marketing	26,736	21,167
General and administrative	13,673	12,484
Total operating expenses	55,423	44,557
Loss from operations	(12,600)	(12,729)
Interest income	1,353	889
Other income, net	19	21
Loss before provision for income taxes	(11,228)	(11,819)
Provision for income taxes	(231)	(245)
Net loss	$(11,459)	$(12,064)
Other comprehensive income:
Unrealized gain on investments	642	—
Total comprehensive loss	$(10,817)	$(12,064)
Net loss per share, basic and diluted	$(0.15)	$(0.37)
Weighted average shares used in calculating net loss per share, basic and diluted	77,770	32,510
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	729,425	—	1,844	—	—	1,844
Vesting of restricted stock units, net of employee payroll taxes	3,039	—	(46)	—	—	(46)
Vesting of early exercised options	—	—	316	—	—	316
Stock-based compensation	—	—	8,308	—	—	8,308
Other comprehensive income	—	—	—	642	—	642
Net loss	—	—	—	—	(11,459)	(11,459)
Balances as of April 30, 2020	78,526,004	$—	$497,430	$779	$(190,666)	$307,543

	Three Months Ended April 30, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	951,830	—	2,240	—	2,240
Exercise of common stock warrants	—	—	737,807	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	173,023
Repayment of promissory note	—	—	—	—	515	—	515
Vesting of early exercised options	—	—	—	—	334	—	334
Stock-based compensation	—	—	—	—	4,812	—	4,812
Net loss	—	—	—	—	—	(12,064)	(12,064)
Balances as of April 30, 2019	—	$—	76,013,403	$—	$454,559	$(140,932)	$313,627

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities
Net loss	$(11,459)	$(12,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023	470
Amortization of deferred contract costs	2,440	1,608
Stock-based compensation	8,308	4,812
Non-cash lease expense	1,089	—
Other	743	281
Changes in operating assets and liabilities:
Accounts receivable	(8)	1,588
Deferred contract costs	(2,856)	(2,782)
Prepaid expenses and other assets	(2,919)	(1,635)
Accounts payable	(1,049)	(1,094)
Accrued expenses and other liabilities	619	124
Accrued compensation	1,000	(1,315)
Deferred revenue	3,877	2,441
Lease liabilities	(993)	—
Net cash used in operating activities	(185)	(7,566)
Cash flows from investing activities
Purchases of property and equipment	(2,713)	(1,190)
Proceeds from maturities of held-to-maturity investments	15,000	—
Purchases of available-for-sale investments	(32,130)	—
Proceeds from maturities of available-for-sale investments	30,565	—
Proceeds from sales of available-for-sale investments	3,096	—
Net cash provided by (used in) investing activities	13,818	(1,190)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	220,086
Payments of costs related to initial public offering	—	(3,923)
Proceeds from repayment of promissory note	—	515
Proceeds from issuance of common stock upon exercise of stock options	1,844	2,240
Employee payroll taxes paid related to net share settlement of restricted stock units	(46)	—
Net cash provided by financing activities	1,798	218,918
Net increase in cash, cash equivalents, and restricted cash	15,431	210,162
Cash, cash equivalents, and restricted cash at beginning of period	124,024	130,323
Cash, cash equivalents, and restricted cash at end of period	$139,455	$340,485

Supplemental cash flow data:
Cash paid for taxes	$—	$2
Non-cash investing and financing activities:
Vesting of early exercised options	$316	$334
Purchase of property and equipment, accrued but not yet paid	$552	$1,253
Costs related to initial public offering, accrued but not yet paid	$—	$2,041
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$139,455	$338,038
Restricted cash—included in other assets	—	2,447
Total cash, cash equivalents, and restricted cash	$139,455	$340,485
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2020 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC.
The condensed consolidated financial statements include the results of PagerDuty, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of stockholders’ equity. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full year ending January 31, 2021 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated statements of cash flows to conform to the current period presentation. The Company reclassified the bad debt

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

expense line item to the other line item on the accompanying consolidated statements of cash flows. These reclassifications had no effect on the reported results of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan (ESPP) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, and the incremental borrowing rate for lease liabilities, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In December 2019, the novel coronavirus and resulting disease (COVID-19) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section of our Management’s Discussion and Analysis. During the quarter, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions related to the estimate of credit losses for accounts receivable. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
2. Summary of Significant Accounting Policies
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
One customer accounted for 10% of the total accounts receivable balance as of April 30, 2020. No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2020. No single customer represented 10% or more of revenue for the three months ended April 30, 2020 or 2019.
Segment Information
The Company manages operations and allocates resources as one operating segment. The Company’s chief operating decision maker (CODM) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 13, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
Significant Accounting Policies
There have been no significant changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, other than as set forth below.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. As of April 30, 2020, our allowance reflects considerations related to the COVID-19 pandemic and may increase in future periods as we ascertain future impacts to our customers and business. The allowance for doubtful accounts was $1.5 million and $0.8 million as of April 30, 2020 and January 31, 2020.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, (Topic 842) (ASU 2016-02), which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, February 1, 2020, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize right-of-use assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less. As a result of implementing this guidance, the Company recognized a net operating right-of-use asset of $29.1 million and a $35.9 million operating lease liability in its condensed consolidated balance sheets as of February 1, 2020. The adoption of this guidance did not affect our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. See Note 7, “Leases” for further information.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted the standard as of the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosure requirements for fair value measurements for certain types of investments. We adopted this standard in the first quarter of 2020. The adoption did not have an effect on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022, although early adoption is permitted. The Company early adopted the standard as of the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of April 30, 2020	As of January 31, 2020
	(in thousands)
Cash and cash equivalents
Cash	$18,510	$2,131
Money market funds	120,395	118,899
Commercial paper	550	—
U.S. Treasury securities	—	2,994
Total cash and cash equivalents	$139,455	$124,024
Available-for-sale investments:
U.S. Treasury securities	$21,082	$24,987
Commercial paper	10,419	20,132
Corporate debt securities	161,804	149,248
U.S. Government agency securities	5,000	4,973
Total available-for-sale investments	$198,305	$199,340
Held-to-maturity investments:
U.S. Treasury securities	$6,012	$9,016
Commercial paper	1,495	5,985
Corporate debt securities	5,540	13,034
Total held-to-maturities investments	$13,047	$28,035
Total investments	$211,352	$227,375

The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains, and fair value by significant investment category as of April 30, 2020 and January 31, 2020. Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2020.

	As of April 30, 2020
	Cost Basis	Unrealized Gain, Net	Recorded Basis
Available-for-sale investments:
U.S. Treasury securities	$20,953	$129	$21,082
Commercial paper	10,415	4	10,419
Corporate debt securities	161,165	639	161,804
U.S. Government agency securities	4,993	7	5,000
Total available-for-sale investments	$197,526	$779	$198,305
Held-to-maturity investments:
U.S. Treasury securities	$6,012	$—	$6,012
Commercial paper	1,495	—	1,495
Corporate debt securities	5,540	—	5,540
Total held-to-maturities investments	$13,047	$—	$13,047
Total investments	$210,573	$779	$211,352

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of January 31, 2020
	Cost Basis	Unrealized Gain, Net	Recorded Basis
Available-for-sale investments:
U.S. Treasury securities	$24,978	$9	$24,987
Commercial paper	20,128	4	20,132
Corporate debt securities	149,124	124	149,248
U.S. Government agency securities	4,973	—	4,973
Total available-for-sale investments	$199,203	$137	$199,340
Held-to-maturity investments:
U.S. Treasury securities	$9,016	$—	$9,016
Commercial paper	5,985	—	5,985
Corporate debt securities	13,034	—	13,034
Total held-to-maturities investments	$28,035	$—	$28,035
Total investments	$227,238	$137	$227,375

All of the Company’s held-to-maturity securities have a contractual maturity of less than one year. The following table presents the Company’s available-for-sale securities by contractual maturity date as of April 30, 2020 and January 31, 2020:

	As of April 30, 2020
	Cost Basis	Recorded Basis
Due within one year	$133,841	$134,246
Due between one to five years	63,685	64,059
Total	$197,526	$198,305

	As of January 31, 2020
	Cost Basis	Recorded Basis
Due within one year	$128,127	$128,169
Due between one to five years	71,076	71,171
Total	$199,203	$199,340

There were no securities in a continuous net loss position for 12 months or longer as of April 30, 2020. When evaluating investments for impairment, we review factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as we believe that any decrease in fair value of these securities is temporary and we expect to recover at least up to the initial cost of the investment for these securities. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of April 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$120,395	$—	$—	$120,395
U.S. Treasury securities	—	27,094	—	27,094
Commercial paper	550	11,914	—	12,464
Corporate debt securities	—	167,344	—	167,344
U.S. Government agency securities	—	5,000	—	5,000
Total	$120,945	$211,352	$—	$332,297
Included in cash equivalents				$120,945
Included in investments				$211,352

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$118,899	$—	$—	$118,899
U.S. Treasury securities	2,994	34,003	—	36,997
Commercial paper	—	26,117	—	26,117
Corporate debt securities	—	162,282	—	162,282
U.S. Government agency securities	—	4,973	—	4,973
Total	$121,893	$227,375	$—	$349,268
Included in cash equivalents				$121,893
Included in investments				$227,375

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. As of April 30, 2020 and January 31, 2020, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of April 30, 2020	As of January 31, 2020
	(in thousands)
Leasehold improvements	$12,288	$12,257
Computers and equipment	5,617	4,431
Furniture and fixtures	3,124	2,540
Capitalized internal-use software	389	389
Gross property and equipment (1)	21,418	19,617
Accumulated depreciation and amortization	(8,207)	(7,248)
Property and equipment, net	$13,211	$12,369
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and furniture and fixtures of $0.2 million and $5.1 million that had not yet been placed in service as of April 30, 2020 and January 31, 2020, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $1.0 million and $0.4 million for the three months ended April 30, 2020 and 2019, respectively.

6. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $26.1 million and $25.7 million as of April 30, 2020 and January 31, 2020, respectively. Amortization expense for deferred contract costs was $2.4 million and $1.6 million for the three months ended April 30, 2020 and 2019, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Leases
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2022 and fiscal 2029. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.
Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances.
Our operating leases typically include non-lease components such as common-area maintenance costs. We have elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
Leases with a term of one year or less are not recognized on our condensed consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The following tables present information about leases on our condensed consolidated balance sheet.

As of April 30, 2020
(in thousands)
Assets
Lease right-of-use assets	$28,000
Liabilities
Lease liabilities	4,633
Lease liabilities, non-current	30,260

As of April 30, 2020, the weighted average remaining lease term was 6.3 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on our condensed consolidated statement of operations.

Three Months Ended April 30, 2020
(in thousands)
Operating lease expense	$1,442
Short-term lease expense	299
Variable lease expense	302
The following table presents supplemental cash flow information about our leases.

Three Months Ended April 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,138

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 30, 2020, remaining maturities of lease liabilities are as follows:

Year ending January 31,
(in thousands)
2021	$4,246
2022	6,303
2023	6,474
2024	6,655
2025	6,854
Thereafter	8,870
Gross lease payments	$39,402
Less: Imputed interest	(4,509)
Total	$34,893

8. Commitments and Contingencies
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
9. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue (in thousands):

	Three Months Ended April 30,
	2020	2019
Deferred revenue, beginning of period	$92,569	$64,104
Billings	53,663	39,755
Revenue recognized	(49,786)	(37,314)
Deferred revenue, end of period	$96,446	$66,545

For the three months ended April 30, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of April 30, 2020 and January 31, 2020, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $75.2 million and $75.7 million, respectively. The Company expects to satisfy the

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.
10. Common Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the 2010 Plan) and the 2019 Equity Incentive Plan (the 2019 Plan, collectively the Stock Plans). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of April 30, 2020 and January 31, 2020, respectively, the Company was authorized to grant up to 17,556,493 shares and 13,126,301 shares of common stock under the Stock Plans.
In March 2019, the Company granted 3,041,000 stock options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of April 30, 2020 and January 31, 2020, there were 13,831,235 shares and 11,841,156 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

April 30, 2020
Outstanding stock options and unvested RSUs outstanding	16,779,058
Available for future stock option and RSU grants	13,831,235
Available for ESPP	2,417,141
Total common stock reserved at April 30, 2020	33,027,434

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2020	14,498,045	$7.37	7.8 years	$231,300
Granted	140,270	$15.89
Exercised	(730,363)	$2.55
Canceled	(540,609)	$10.54
Outstanding at April 30, 2020	13,367,343	$7.59	7.6 years	$180,717
Vested as of April 30, 2020	7,421,194	$4.72	6.9 years	$121,656

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended April 30,
	2020	2019
Expected dividend yield	—	—
Expected volatility	43.3%	42.4% - 42.8%
Expected term (years)	6.1	5.5 - 6.9
Risk-free interest rate	0.46% - 0.47%	2.32% - 2.48%

Stock options granted during the three months ended April 30, 2020 and 2019 had a weighted average grant date fair value of $6.61 and $10.58 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2020 and 2019 was $11.5 million and $19.9 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of April 30, 2020, there was approximately $41.3 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 3.1 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2020	1,114,911	$28.10
Granted	2,326,489	$15.89
Vested, net of shares withheld for employee payroll taxes	(3,039)	$24.88
Canceled	(26,646)	$28.45
Outstanding at April 30, 2020	3,411,715	$19.78

The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of April 30, 2020, there was $62.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.7 years based on vesting under the award service conditions.
Employee Stock Purchase Plan
In April 2019, the Board adopted and approved the 2019 Employee Stock Purchase Plan (ESPP), which became effective on April 11, 2019. The ESPP initially reserved and authorized the issuance of up to a total of 1,850,000 shares of common stock to participating employees. Pursuant to the terms of the ESPP, the number of shares reserved under the ESPP increased by 777,916 shares on February 1, 2020. The ESPP generally provides for 24-month offering periods, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on April 11, 2019 and ended on December 13, 2019. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
During the three months ended April 30, 2020 and 2019, the Company recognized $1.6 million and $0.4 million of stock-based compensation expense related to ESPP, respectively. During the three months ended April 30, 2020, the Company withheld $1.9 million in contributions from employees. No contributions were withheld on behalf of employees for a future purchase during the three months ended April 30, 2019 due to the timing of payroll deductions.
There were no purchases for the three months ended April 30, 2020 and 2019 related to the ESPP.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Cost of revenue	$344	$143
Research and development	2,183	860
Sales and marketing	2,285	1,464
General and administrative	3,496	2,345
Total	$8,308	$4,812

11. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(11,459)	$(12,064)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	77,770	32,510
Net loss per share, basic and diluted	$(0.15)	$(0.37)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2020	2019
	(in thousands)
Shares subject to outstanding common stock awards	16,780	16,529
Unvested early exercised stock options	27	273
Restricted stock awards purchased with promissory notes	180	472
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	165	—
Total	17,152	17,274

12. Income Taxes
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
The Company recorded an income tax expense of $0.2 million and $0.2 million for the three months ended April 30, 2020 and 2019, respectively.
13. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
United States	$38,272	$29,468
International	11,514	7,846
Total	$49,786	$37,314

Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2020 or 2019. As of April 30, 2020, 87% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, was located in the United States and 13% was located in Canada. As of January 31, 2020, 76% of the Company’s property and equipment was located in the United States, 23% was located in Canada, and 1% was located in the United Kingdom.
14. Subsequent Events
The Company has evaluated subsequent events through June 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 19, 2020. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A below. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
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
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, spanning event intelligence, incident response, on-call management, business visibility, and advanced analytics. We have invested in developing the scalability, reliability, and security of our platform to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem includes over 350 integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device and allow them to connect with popular collaboration tools and business applications.
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
COVID-19 Update
In December 2019, a novel coronavirus and the resulting disease (COVID-19) was reported, and in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic.
As of the filing date, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we anticipate there will be greater variability in the demand of our product from small and medium business customers. We also may see a decline in the number of users if our customers are required to make workforce reductions. Because of this, we may experience declines in customer demand, reduced customer spend or contract duration, and lengthened payment terms that could materially adversely impact our business, results of operations, and overall financial performance in future periods.
The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, government responses to the pandemic, impact on our customers and our sales cycles, and effect on our partners, vendors, and supply chains, all of which are uncertain and difficult to predict.
In March 2020, we temporarily closed all of our offices, transitioned our employees to work remotely, and implemented travel restrictions on all business-related travel. We have extended our paid time off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. In addition, we are providing allowances to our employees to cover expenses related to transitioning to a work from home environment. We also continue to offer local employee assistance programs to employees if needed. These changes remain in effect and could extend into future quarters. We have a limited history of remote working and it is difficult to measure and predict the medium and long-term impacts on productivity across our workforce, and the resulting types of continuing investments for, our employee base is uncertain. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls, and procedures.
In addition, due to restrictions on travel and in-person meetings, we have converted Summit, our global customer conference series, to virtual events. We have also canceled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as Summit and other in-person conferences, events, and meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or, for how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional, and sales activities.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We have elected to defer the payment of employer payroll taxes in the three months ended April 30, 2020 and will assess whether we will continue to do so in future periods. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.
See Item 1A, “Risk Factors”, for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

	As of April 30,
	2020	2019
Customers	13,060	11,680
Customers greater than $100,000 in ARR	348	242
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

	Last 12 Months Ended April 30,
	2020	2019
Dollar-based net retention rate for all customers	121%	137%
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
Other Income, Net
Other income, net primarily consists of accretion income on our held-to-maturity and available-for-sale investments and foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Revenue	$49,786	$37,314
Cost of revenue(1)	6,963	5,486
Gross profit	42,823	31,828
Operating expenses:
Research and development(1)	15,014	10,906
Sales and marketing(1)	26,736	21,167
General and administrative(1)	13,673	12,484
Total operating expenses	55,423	44,557
Loss from operations	(12,600)	(12,729)
Interest income	1,353	889
Other income, net	19	21
Loss before provision for income taxes	(11,228)	(11,819)
Provision for income taxes	(231)	(245)
Net loss	$(11,459)	$(12,064)
______________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Cost of revenue	$344	$143
Research and development	2,183	860
Sales and marketing	2,285	1,464
General and administrative	3,496	2,345
Total	$8,308	$4,812

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2020	2019
Revenue	100%	100%
Cost of revenue	14	15
Gross margin	86%	85%
Operating expenses:
Research and development	30	29
Sales and marketing	54	57
General and administrative	27	33
Total operating expenses	111%	119%
Loss from operations	(25)	(34)
Interest income	3	2
Other income, net	—	—
Loss before provision for income taxes	(23)	(32)
Provision for income taxes	—	(1)
Net loss	(23)%	(32)%
______________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue

	Three Months Ended April 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	49,786	37,314	$12,472	33%
Revenue increased by $12.5 million, or 33%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase in revenue was primarily attributable to the growth from existing customers and, to a lesser extent, from the revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	6,963	5,486	$1,477	27%
Gross margin	86%	85%
Gross margin was 86% for the three months ended April 30, 2020 compared to 85% for the three months ended April 30, 2019, improving as a result of efficiency from our cloud native infrastructure. Cost of revenue increased by $1.5 million, or 27%, primarily due to an increase of $0.6 million in personnel expenses as a result of increased headcount, an increase of $0.4 million in hosting, software, and telecom costs, and an increase of $0.2 million in allocated overhead costs, both of which are related to the support of the continued growth of the business and related infrastructure.
Research and Development

	Three Months Ended April 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$15,014	$10,906	$4,108	38%
Percentage of revenue	30%	29%
Research and development expenses increased by $4.1 million, or 38%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily driven by an increase in personnel expenses of $3.5 million as a result of increased headcount to support our continued investment in our platform and a $0.7 million increase in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended April 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$26,736	$21,167	$5,569	26%
Percentage of revenue	54%	57%
Sales and marketing expenses increased by $5.6 million, or 26%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. This increase was primarily due to an increase of $4.5 million in personnel expenses driven by headcount growth, including amortization of deferred contract costs, a $0.5 million increase in hosting and software costs, increased allocated overhead costs of $0.3 million to support the continued growth of the business and related infrastructure, a $0.3 million increase in marketing and promotional expenses due to increased volume of marketing and advertising activities, and a $0.3 million increase in bad debt expense primarily due to an increase in our allowance as a result of the adoption of Accounting Standards Update No. 2016-13 and increased collections reserves stemming from the COVID-19 pandemic. This was partially offset by a decrease of $0.4 million in outside services due to lower usage of consultants during the period.
General and Administrative

	Three Months Ended April 30,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$13,673	$12,484	$1,189	10%
Percentage of revenue	27%	33%
General and administrative expenses increased by $1.2 million, or 10%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily driven by an increase of $2.1 million in personnel expenses as a result of increased headcount and an increase of $0.5 million in costs to support the business and related infrastructure which includes allocated overhead costs. This was offset by a decrease of $0.9 million in travel related expenses due to travel restrictions related to the COVID-19 pandemic and a decrease of $0.6 million in outside professional services.

Interest Income and Other Income, Net

	Three Months Ended April 30,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest income	$1,353	$889	$464	52%
Other income, net	$19	$21	$(2)	(10)%
Interest income increased by $0.5 million for the three months ended April 30, 2020 compared to the three months ended April 30, 2019, primarily due to a higher cash and cash equivalents and investments balance as a result of proceeds from our Initial Public Offering (IPO). Other income, net remained relatively flat in the three months ended April 30, 2020 compared to the three months ended April 30, 2019.

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

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Gross profit	$42,823	$31,828
Add:
Stock-based compensation	344	143
Non-GAAP gross profit	$43,167	$31,971

Gross margin	86%	85%
Non-GAAP gross margin	87%	86%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Loss from operations	$(12,600)	$(12,729)
Add:
Stock-based compensation	8,308	4,812
Non-GAAP operating loss	$(4,292)	$(7,917)

Operating margin	(25)%	(34)%
Non-GAAP operating margin	(9)%	(21)%
Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense and non-cash charitable contribution expense.

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net loss	$(11,459)	$(12,064)
Add:
Stock-based compensation	8,308	4,812
Non-GAAP net loss	$(3,151)	$(7,252)
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

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(185)	$(7,566)
Less:
Purchases of property and equipment	(2,713)	(1,190)
Free cash flow	$(2,898)	$(8,756)
Net cash provided by (used in) investing activities	$13,818	$(1,190)
Net cash provided by financing activities	$1,798	$218,918

Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our subscriptions and the net proceeds we have received from sales of equity securities. On April 15, 2019, upon the closing of our IPO, we received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million.
As of April 30, 2020, our principal sources of liquidity were cash and cash equivalents and investments totaling $350.8 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2020, we had deferred revenue of $96.4 million, of which $91.6 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(185)	$(7,566)
Net cash provided by (used in) investing activities	$13,818	$(1,190)
Net cash provided by financing activities	$1,798	$218,918
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
Cash used in operating activities for the three months ended April 30, 2020 of $0.2 million primarily related to our net loss of $11.5 million, adjusted for non-cash charges of $13.6 million and net cash outflows of $2.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $8.3 million, amortization of our deferred contract costs of $2.4 million, non-cash lease expense of $1.1 million, and depreciation and amortization of property and equipment of $1.0 million. Changes in operating assets and liabilities reflected cash outflows from a $2.9 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, a $2.9 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, $1.0 million in payments for operating lease liabilities, and a $0.4 million decrease in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by inflows from a $3.9 million increase in deferred revenue resulting primarily from increased billings for subscriptions, and a $1.0 million increase in accrued compensation primarily due to employee contributions for the ESPP and increased headcount.
Cash used in operating activities for the three months ended April 30, 2019 of $7.6 million primarily related to our net loss of $12.1 million, adjusted for non-cash charges of $7.2 million and net cash outflows of $2.7 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $4.8 million, amortization of our deferred contract costs of $1.6 million, and depreciation and amortization of property and equipment of $0.5 million. Changes in operating assets and liabilities reflected cash inflows from a $2.4 million increase in deferred revenue resulting primarily from increased billings for subscriptions and a $1.6 million decrease in accounts receivable due to timing of cash collections. These amounts were partially offset by a $2.8 million increase in deferred contract costs due to commissions paid on new bookings, a $1.6 million increase in prepaid expenses and other assets related to prepayments made in advance for future services, a $1.3 million decrease in accrued compensation due to payouts of prior year bonuses and commissions, and a $1.0 million decrease in accounts payable, accrued expenses and other liabilities.
Investing Activities
Cash provided by investing activities for the three months ended April 30, 2020 of $13.8 million consisted of proceeds from maturities and sales of available-for-sale and held-to-maturity of investments of $48.7 million. This was partially offset by $32.1 million of purchases of available-for-sale investments and purchases of property and equipment of $2.7 million primarily to support additional office space for our Atlanta office and purchases of computers for new employees.
Cash used in investing activities for the three months ended April 30, 2019 of $1.2 million consisted of purchases of property and equipment to support additional office space for our San Francisco office and additional headcount.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2020 of $1.8 million consisted primarily of proceeds of $1.8 million from the exercise of stock options.
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
Contractual Obligations and Commitments
During the three months ended April 30, 2020, there were no material changes to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 19, 2020.
For further information on our commitments and contingencies, refer to Note 8, “Commitments and Contingencies”, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of April 30, 2020 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no significant changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 19, 2020, that had a material impact on our condensed consolidated financial statements and related notes.
Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended January 31, 2020, which was filed with the SEC on March 19, 2020, other than market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See Item 1A, “Risk Factors”, for further discussion of the possible impact to our business.

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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
There have been no material changes to the Risk Factors described under "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2020, other than as set forth below.
The recent global COVID-19 pandemic could harm our business, results of operations, and financial condition.
The global COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures, including imposing travel restrictions for our employees, mandating a global work from home policy, and shifting customer, industry, employee, analyst and other events to virtual-only experiences. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts, customer retention, sales and marketing efforts, delay and lengthen our sales cycles, affect our revenue growth rate, or create operational or other challenges, any of which could harm our business and results of operations. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. In a recession, depression or other sustained adverse market events resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.
Our customers or potential customers, particularly those most impacted by the COVID-19 pandemic such as small and medium businesses or those in industries such as transportation, hospitality, retail and energy, may reduce their IT spending or delay their digital transformation initiatives, which could materially and adversely impact our business. We also may see a decline in the number of users if our customers are required to make workforce reductions. We may also experience curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could materially adversely impact our business, results of operations and overall financial performance in future periods.
In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we have converted Summit, our global customer conference series, to virtual events. We have also canceled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as Summit and other in-person conferences, events and meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or, for how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional and sales activities.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customers, industry or employee events; and effect on our partners, vendors and supply chains, all of which are uncertain and cannot be predicted. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020.

Item 2.    Unregistered Sales of Securities and Use of Proceeds
Use of Proceeds
On April 10, 2019, our registration statement on Form S-1 (File No. 333-230323), was declared effective by the SEC for our IPO of our common stock. There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Items 3, 4, and 5 are not applicable and have been omitted.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.1	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this June 5, 2020.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Karen Walker
Karen Walker
Senior Vice President, Finance
(Principal Accounting Officer)