Form 10-Q
period 2020-07-31
PagerDuty, Inc.
filed 2020-09-03
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of September 1, 2020, was 79,433,673.

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
Forward-looking statement contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
•the effect of uncertainties related to the novel coronavirus and resulting COVID-19 pandemic on U.S. and global markets, our business, operations, revenue results, cash flow, operating expenses, demand for our solutions, sales cycles, customer retention, and our customers’ businesses;
•trends in key business metrics, including number of customers and dollar-based net retention rate, and non-GAAP financial measures and their usefulness in evaluating our business;
•trends in revenue, cost of revenue, and gross margin;
•trends in operating expenses, including research and development, sales and marketing, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•our existing cash and cash equivalents and cash provided by sales of our subscriptions being sufficient to support working capital and capital expenditures for at least the next 12 months;
•our ability to service the interest on our convertible notes and repay such notes, to the extent required;
•our efforts to maintain proper and effective internal controls;
•our ability to expand our operations and increase adoption of our platform internationally;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•the increased expenses and administrative workload associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of July 31, 2020	As of January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$376,638	$124,024
Accounts receivable, net of allowance for doubtful accounts of $1,712 and $810 as of July 31, 2020 and January 31, 2020, respectively	37,429	37,128
Investments	224,932	227,375
Deferred contract costs, current	10,326	9,301
Prepaid expenses and other current assets	11,950	7,163
Total current assets	661,275	404,991
Property and equipment, net	12,805	12,369
Deferred contract costs, non-current	16,497	16,387
Lease right-of-use assets	26,885	—
Other assets	1,725	1,651
Total assets	$719,187	$435,398
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,775	$6,434
Accrued expenses and other current liabilities	7,713	7,197
Accrued compensation	15,198	13,911
Deferred revenue, current	97,007	87,490
Lease liabilities, current	5,078	—
Total current liabilities	129,771	115,032
Convertible senior notes, net	210,976	—
Deferred revenue, non-current	4,173	5,079
Lease liabilities, non-current	29,064	—
Other liabilities	3,332	7,349
Total liabilities	377,316	127,460
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	546,169	487,008
Accumulated other comprehensive income	1,056	137
Accumulated deficit	(205,354)	(179,207)
Total stockholders’ equity	341,871	307,938
Total liabilities and stockholders’ equity	$719,187	$435,398
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	$50,714	$40,361	$100,500	$77,675
Cost of revenue	6,637	6,106	13,600	11,592
Gross profit	44,077	34,255	86,900	66,083
Operating expenses:
Research and development	15,535	11,635	30,549	22,541
Sales and marketing	27,511	23,786	54,247	44,953
General and administrative	14,480	13,215	28,153	25,699
Total operating expenses	57,526	48,636	112,949	93,193
Loss from operations	(13,449)	(14,381)	(26,049)	(27,110)
Interest income	1,048	1,967	2,401	2,856
Interest expense	(1,608)	—	(1,608)	—
Other (expense) income, net	(431)	80	(412)	101
Loss before provision for income taxes	(14,440)	(12,334)	(25,668)	(24,153)
Provision for income taxes	(248)	(236)	(479)	(481)
Net loss	$(14,688)	$(12,570)	$(26,147)	$(24,634)
Other comprehensive income:
Unrealized gain on investments	277	—	919	—
Total comprehensive loss	$(14,411)	$(12,570)	$(25,228)	$(24,634)
Net loss per share, basic and diluted	$(0.19)	$(0.17)	$(0.33)	$(0.45)
Weighted average shares used in calculating net loss per share, basic and diluted	78,775	75,433	78,278	54,327

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2020	78,526,004	$—	$497,430	$779	$(190,666)	$307,543
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	557,467	—	3,927	—	—	3,927
Vesting of restricted stock units, net of employee payroll taxes	90,903	—	(1,697)	—	—	(1,697)
Vesting of early exercised options	—	—	191	—	—	191
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Issuance of common stock in connection with employee stock purchase plan	181,253	—	3,558	—	—	3,558
Other comprehensive income	—	—	—	277	—	277
Stock-based compensation	—	—	9,990	—	—	9,990
Net loss	—	—	—	—	(14,688)	(14,688)
Balances as of July 31, 2020	79,355,627	$—	$546,169	$1,056	$(205,354)	$341,871

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	1,286,892	—	5,771	—	—	5,771
Vesting of restricted stock units, net of employee payroll taxes	93,942	—	(1,743)	—	—	(1,743)
Vesting of early exercised options	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Issuance of common stock in connection with employee stock purchase plan	181,253	—	3,558	—	—	3,558
Other comprehensive income	—	—	—	919	—	919
Stock-based compensation	—	—	18,298	—	—	18,298
Net loss	—	—	—	—	(26,147)	(26,147)
Balances as of July 31, 2020	79,355,627	$—	$546,169	$1,056	$(205,354)	$341,871

	Three Months Ended July 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of April 30, 2019	76,013,403	$—	$454,559	$(140,932)	$313,627
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	213,515	—	545	—	545
Vesting of restricted stock units, net of employee payroll taxes	183	—	(10)	—	(10)
Vesting of early exercised options	—	—	338	—	338
Stock-based compensation	—	—	7,233	—	7,233
Net loss	—	—	—	(12,570)	(12,570)
Balances as of July 31, 2019	76,227,101	$—	$462,665	$(153,502)	$309,163

	Six Months Ended July 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	1,165,345	—	2,785	—	2,785
Vesting of restricted stock units, net of employee payroll taxes	—	—	183	—	(10)	—	(10)
Exercise of common stock warrants	—	—	737,807	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	173,023
Vesting of early exercised options	—	—	—	—	672	—	672
Stock-based compensation	—	—	—	—	12,045	—	12,045
Net loss	—	—	—	—	—	(24,634)	(24,634)
Balances as of July 31, 2019	—	$—	76,227,101	$—	$462,665	$(153,502)	$309,163

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities
Net loss	$(26,147)	$(24,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,039	1,046
Amortization of deferred contract costs	5,064	3,442
Amortization of debt discount and issuance costs	1,258	—
Stock-based compensation	18,276	12,045
Non-cash lease expense	2,204	—
Other	1,426	83
Changes in operating assets and liabilities:
Accounts receivable	(1,293)	(2,733)
Deferred contract costs	(6,199)	(6,690)
Prepaid expenses and other assets	(4,989)	(3,411)
Accounts payable	(1,549)	(2,712)
Accrued expenses and other liabilities	3,618	2,433
Accrued compensation	1,287	2,031
Deferred revenue	8,611	13,693
Lease liabilities	(1,744)	—
Net cash provided by (used in) operating activities	1,862	(5,407)
Cash flows from investing activities
Purchases of property and equipment	(3,292)	(2,019)
Capitalization of internal-use software costs	(111)	—
Proceeds from maturities of held-to-maturity investments	24,040	—
Purchases of held-to-maturity investments	—	(34,696)
Purchases of available-for-sale investments	(100,029)	—
Proceeds from maturities of available-for-sale investments	71,632	—
Proceeds from sales of available-for-sale investments	7,285	—
Net cash used in investing activities	(475)	(36,715)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $8,151	279,349	—
Purchases of capped calls related to convertible senior notes	(35,708)	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	220,086
Payments of costs related to initial public offering	—	(5,208)
Proceeds from employee stock purchase plan	3,558	—
Proceeds from repayment of promissory note	—	515
Proceeds from issuance of common stock upon exercise of stock options	5,771	2,785
Employee payroll taxes paid related to net share settlement of restricted stock units	(1,743)	(10)
Net cash provided by financing activities	251,227	218,168
Net increase in cash, cash equivalents, and restricted cash	252,614	176,046
Cash, cash equivalents, and restricted cash at beginning of period	124,024	130,323
Cash, cash equivalents, and restricted cash at end of period	$376,638	$306,369

Supplemental cash flow data:
Cash paid for income taxes	$—	$56
Non-cash investing and financing activities:
Vesting of early exercised options	$507	$672
Purchase of property and equipment, accrued but not yet paid	$385	$1,032
Costs related to issuance of convertible senior notes, accrued but not yet paid	$1,154	$—
Costs related to initial public offering, accrued but not yet paid	$—	$737
Non-cash purchases of property and equipment	$—	$2,364
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$376,638	$306,316
Restricted cash—included in other assets	—	53
Total cash, cash equivalents, and restricted cash	$376,638	$306,369
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
Initial Public Offering
On April 15, 2019, the Company completed its initial public offering (“IPO”), pursuant to which the Company issued and sold 9,860,500 shares of common stock, inclusive of the over-allotment option, at a public offering price of $24.00 per share. The Company received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million. Immediately prior to the closing of the Company’s IPO, all shares of the redeemable convertible preferred stock automatically converted into 41,273,345 shares of common stock.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2020 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC.
The condensed consolidated financial statements include the results of PagerDuty, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of stockholders’ equity. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the full year ending January 31, 2021 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Convertible Senior Notes

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In June 2020, The Company issued $287.5 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Notes”). See Note 8 for additional details.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan (“ESPP”) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, fair value of the liability and equity components of the Notes, and the incremental borrowing rate for lease liabilities, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section of our Management’s Discussion and Analysis. During the quarter, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions related to the estimate of credit losses for accounts receivable. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

2. Summary of Significant Accounting Policies
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, held-to-maturity investments, available-for-sale investments, and accounts receivable. All of the Company’s cash and cash equivalents and investments are invested in money market funds, United States (“U.S.”) Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality.
No single customer accounted for 10% of the total accounts receivable balance as of July 31, 2020 or January 31, 2020. No single customer represented 10% or more of revenue for the three and six months ended July 31, 2020 or 2019.
Segment Information
The Company manages operations and allocates resources as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 14, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
Significant Accounting Policies

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
There have been no significant changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, other than as set forth below.
Convertible Senior Notes
The Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. As of July 31, 2020, our allowance reflects considerations related to the COVID-19 pandemic and may increase in future periods as we ascertain future impacts to our customers and business. The allowance for doubtful accounts was $1.7 million and $0.8 million as of July 31, 2020 and January 31, 2020.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, (“Topic 842”) (“ASU 2016-02”), which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, February 1, 2020, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize right-of-use assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less. As a result of implementing this guidance, the Company recognized a net operating right-of-use asset of $29.1 million and a $35.9 million operating lease liability in its condensed consolidated balance sheets as of February 1, 2020. The adoption of this guidance did not affect our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. See Note 7, “Leases” for further information.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (“Topic 326”) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted the standard as of

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (“Topic 820”) (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements for certain types of investments. We adopted this standard in the first quarter of fiscal year 2020. The adoption did not have an effect on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022, although early adoption is permitted. The Company early adopted the standard as of the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of July 31, 2020	As of January 31, 2020
	(in thousands)
Cash and cash equivalents
Cash	$282,342	$2,131
Money market funds	91,296	118,899
U.S. Treasury securities	3,000	2,994
Total cash and cash equivalents	$376,638	$124,024
Available-for-sale investments:
U.S. Treasury securities	$37,031	$24,987
Commercial paper	22,011	20,132
Corporate debt securities	161,887	149,248
U.S. Government agency securities	—	4,973
Total available-for-sale investments	$220,929	$199,340
Held-to-maturity investments:
U.S. Treasury securities	$4,003	$9,016
Commercial paper	—	5,985
Corporate debt securities	—	13,034
Total held-to-maturities investments	$4,003	$28,035
Total investments	$224,932	$227,375
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains, and fair value by significant investment category as of July 31, 2020 and January 31, 2020. Gross realized gains or losses from sales of available-for-sale securities were not material for the six months ended July 31, 2020.

	As of July 31, 2020
	Cost Basis	Unrealized Gain, Net	Recorded Basis
Available-for-sale investments:
U.S. Treasury securities	$36,966	$65	$37,031
Commercial paper	22,008	3	22,011
Corporate debt securities	160,899	988	161,887
Total available-for-sale investments	$219,873	$1,056	$220,929
Held-to-maturity investments:
U.S. Treasury securities	$4,003	$—	$4,003
Total held-to-maturities investments	$4,003	$—	$4,003
Total investments	$223,876	$1,056	$224,932

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
All of the Company’s held-to-maturity securities have a contractual maturity of less than one year. The following table presents the Company’s available-for-sale securities by contractual maturity date as of July 31, 2020 and January 31, 2020:

	As of July 31, 2020
	Cost Basis	Recorded Basis
Due within one year	$179,103	$179,726
Due between one to five years	40,770	41,203
Total	$219,873	$220,929

	As of January 31, 2020
	Cost Basis	Recorded Basis
Due within one year	$128,127	$128,169
Due between one to five years	71,076	71,171
Total	$199,203	$199,340
There were no securities in a continuous net loss position for 12 months or longer as of July 31, 2020. When evaluating investments for impairment, we review factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as we believe that any decrease in fair value of these securities is temporary and we expect to recover at least up to the initial cost of the investment for these securities. We have not recorded an allowance for credit losses, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period.

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
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of July 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$91,296	$—	$—	$91,296
U.S. Treasury securities	3,000	41,034	—	44,034
Commercial paper	—	22,011	—	22,011
Corporate debt securities	—	161,887	—	161,887
Total	$94,296	$224,932	$—	$319,228
Included in cash equivalents				$94,296
Included in investments				$224,932

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$118,899	$—	$—	$118,899
U.S. Treasury securities	2,994	34,003	—	36,997
Commercial paper	—	26,117	—	26,117
Corporate debt securities	—	162,282	—	162,282
U.S. Government agency securities	—	4,973	—	4,973
Total	$121,893	$227,375	$—	$349,268
Included in cash equivalents				$121,893
Included in investments				$227,375
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2020 and January 31, 2020, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of July 31, 2020, the estimated fair value of the Notes was approximately $301.0 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of July 31, 2020	As of January 31, 2020
	(in thousands)
Leasehold improvements	$12,445	$12,257
Computers and equipment	5,838	4,431
Furniture and fixtures	3,159	2,540
Capitalized internal-use software	522	389
Gross property and equipment (1)	21,964	19,617
Accumulated depreciation and amortization	(9,159)	(7,248)
Property and equipment, net	$12,805	$12,369
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and furniture and fixtures of $0.2 million and $5.1 million that had not yet been placed in service as of July 31, 2020 and January 31, 2020, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $1.0 million and $0.6 million for the three months ended July 31, 2020 and 2019, respectively, and $1.9 million and $1.0 million for the six months ended July 31, 2020 and 2019, respectively.

6. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $26.8 million and $25.7 million as of July 31, 2020 and January 31, 2020, respectively. Amortization expense for deferred contract costs was $2.6 million and $1.8 million for the three months ended July 31, 2020 and 2019, respectively, and $5.1 million and $3.4 million for the six months ended July 31, 2020 and 2019, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

As of July 31, 2020
(in thousands)
Assets
Lease right-of-use assets	$26,885
Liabilities
Lease liabilities	5,078
Lease liabilities, non-current	29,064
As of July 31, 2020, the weighted average remaining lease term was 6.1 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on our condensed consolidated statement of operations.

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
	(in thousands)
Operating lease expense	$1,445	$2,887
Short-term lease expense	261	560
Variable lease expense	361	663

The following table presents supplemental cash flow information about our leases.

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,149	$2,287

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of July 31, 2020, remaining maturities of lease liabilities are as follows:

Year ending January 31,
(in thousands)
2021	$3,104
2022	6,296
2023	6,489
2024	6,670
2025	6,869
Thereafter	8,928
Gross lease payments	$38,356
Less: Imputed interest	(4,214)
Total	$34,142

8. Debt and Financing Arrangements
Convertible Senior Notes
On June 25, 2020, the Company issued $287.5 million in aggregate principal amount of the Notes in a private offering pursuant to an Indenture dated June 25, 2020 (the “Indenture”). The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable by us, were $278.2 million.
The Notes are senior, unsecured obligations of the Company and will accrue interest payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of 1.25% per year. The Notes will mature on July 1, 2025, unless such notes are converted, redeemed or repurchased earlier. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election in the manner and subject to the terms and conditions provided in the Indenture.
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on April 1, 2025, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any ten consecutive trading day period (the measurement period) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•If the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as noted in the Indenture.
On or after April 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The conversion rate will initially be 24.9507 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $40.08 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a fundamental change, as defined in the Indenture.
The Company may not redeem the Notes prior to July 6, 2023. The Company may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after July 6, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the entire principal of all the Notes plus accrued and unpaid interest to be immediately due and payable.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 7.30%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $70.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification, and the equity component was recorded in additional paid-in-capital in the accompanying condensed consolidated balance sheet. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 7.88% over the contractual terms of the Notes. The interest rate was based on the interest rate of similar liabilities at the time of issuance that did not have associated convertible features. The debt component is classified as a long-term liability as of July 31, 2020.
In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $7.0 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were $2.3 million and were netted with the equity component in additional paid-in capital.
The net carrying amount of the liability component of the Notes was as follows:

As of July 31, 2020
(in thousands)
Principal	$287,500
Less: unamortized debt discount	(69,623)
Less: unamortized issuance costs	(6,901)
Net carrying amount	$210,976
The net carrying amount of the equity component of the Notes was as follows:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of July 31, 2020
(in thousands)
Proceeds allocated to the conversion options (debt discount)	$70,768
Less: issuance costs	(2,290)
Carrying amount of the equity component	$68,478
Interest expense recognized related to the Notes is as follows:

Three Months Ended July 31, 2020
(in thousands)
Contractual interest expense	$349
Amortization of debt discount	1,145
Amortization of debt issuance costs	114
Total interest expense related to the Notes	$1,608
Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35.7 million incurred to purchase the Capped Calls were recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.
The Capped Calls each have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $61.66 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of our common stock. The Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances.

9. Commitments and Contingencies
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

10. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Deferred revenue, beginning of period	$96,446	$66,545	$92,569	$64,104
Billings	55,448	51,613	109,111	91,368
Revenue recognized	(50,714)	(40,361)	(100,500)	(77,675)
Deferred revenue, end of period	$101,180	$77,797	$101,180	$77,797
For the three and six months ended July 31, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of July 31, 2020 and January 31, 2020, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $81.4 million and $75.7 million, respectively. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.

11. Common Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of July 31, 2020 and January 31, 2020, respectively, the Company was authorized to grant up to 17,679,277 shares and 13,126,301 shares of common stock under the Stock Plans.
In March 2019, the Company granted 3,041,000 stock options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of July 31, 2020 and January 31, 2020, there were 13,660,976 shares and 11,841,156 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

July 31, 2020
Outstanding stock options and unvested RSUs outstanding	16,300,947
Available for future stock option and RSU grants	13,660,976
Available for ESPP	2,235,888
Total common stock reserved at July 31, 2020	32,197,811

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2020	14,498,045	$7.37	7.8 years	$231,300
Granted	231,028	$21.44
Exercised	(1,287,830)	$4.43
Canceled	(663,393)	$10.88
Outstanding at July 31, 2020	12,777,850	$7.73	7.3 years	$290,647
Vested as of July 31, 2020	7,675,279	$4.76	6.7 years	$197,386
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Expected dividend yield	—	—	—	—
Expected volatility	43.9%	42.0% - 42.1%	43.3% - 43.9%	42.0% - 42.8%
Expected term (years)	6.1	6.0 - 6.1	6.1	5.5 - 6.9
Risk-free interest rate	0.41%	1.80%	0.41% - 0.47%	1.80% - 2.48%
Stock options granted during the three months ended July 31, 2020 and 2019 had a weighted average grant date fair value of $12.59 and $23.08 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended July 31, 2020 and 2019 was $11.6 million and $10.5 million, respectively.
Stock options granted during the six months ended July 31, 2020 and 2019 had a weighted average grant date fair value of $8.96 and $10.83 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 31, 2020 and 2019 was $23.0 million and $30.5 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of July 31, 2020 there was approximately $37.0 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.9 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2020	1,114,911	$28.10
Granted	2,682,462	$17.76
Vested, net of shares withheld for employee payroll taxes	(93,942)	$22.33
Canceled	(180,334)	$21.60
Outstanding at July 31, 2020	3,523,097	$20.69
The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of July 31, 2020, there was $67.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.5 years based on vesting under the award service conditions.
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
During the three months ended July 31, 2020 and 2019, the Company recognized $1.2 million and $1.8 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended July 31, 2020 and 2019, the Company recognized $2.8 million and $2.2 million of stock-based compensation expense related to the ESPP, respectively.
During the three months ended July 31, 2020 and 2019, the Company withheld $1.6 million and $2.6 million in contributions from employees, respectively. During the six months ended July 31, 2020 and 2019, the Company withheld $3.5 million and $2.6 million in contributions from employees, respectively.
During the three and six months ended July 31, 2020, 181,253 shares of common stock were issued under the ESPP at a purchase price of $19.63. During the three and six months ended July 31, 2019, there were no purchases related to the ESPP.

Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$263	$327	$607	$470
Research and development	2,469	1,437	4,652	2,297
Sales and marketing	2,870	2,326	5,155	3,790
General and administrative	4,366	3,143	7,862	5,488
Total	$9,968	$7,233	$18,276	$12,045

12. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(14,688)	$(12,570)	$(26,147)	$(24,634)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	78,775	75,433	78,278	54,327
Net loss per share, basic and diluted	$(0.19)	$(0.17)	$(0.33)	$(0.45)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2020	2019
	(in thousands)
Shares subject to outstanding common stock awards	16,298	16,278
Convertible senior notes	7,173	—
Unvested early exercised stock options	—	205
Restricted stock awards purchased with promissory notes	142	429
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	64	125
Total	23,677	17,037

13. Income Taxes
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
The Company recorded an income tax expense of $0.2 million for the three months ended July 31, 2020 and 2019, and $0.5 million for the six months ended July 31, 2020 and 2019.

14. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
United States	$38,997	$31,592	$77,269	$61,060
International	11,717	8,769	23,231	16,615
Total	$50,714	$40,361	$100,500	$77,675
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2020 or 2019. As of July 31, 2020, 87% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, was located in the United States and 13% was located in Canada. As of January 31, 2020, 76% of the Company’s property and equipment was located in the United States, 23% was located in Canada, and 1% was located in the United Kingdom.

15. Subsequent Events
The Company has evaluated subsequent events through September 3, 2020.

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
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, spanning event intelligence, incident response, on-call management, business visibility, and advanced analytics. We have invested in developing the scalability, reliability, and security of our platform to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem includes over 370 integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device and allow them to connect with popular collaboration tools and business applications.
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
COVID-19 Update
In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized COVID-19 as a pandemic.
As of the filing date, the full extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we have seen, and anticipate there may continue to be greater variability in the demand of our product from small and medium business customers. We also have experienced an increase in churn and a decline in the number of users that we believe to be associated with the impact of COVID-19, and may continue to see a decline in the number of users if our customers are required to make workforce reductions. Because of this, we have, and may continue to experience declines in customer demand, reduced customer spend or contract duration, and lengthened payment terms that could materially adversely impact our business, results of operations, and overall financial performance in future periods.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We have elected to defer the payment of employer payroll taxes in the six months ended July 31, 2020 and will assess whether we will continue to do so in future periods. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.
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

	As of July 31,
	2020	2019
Customers	13,346	12,045
Customers greater than $100,000 in ARR	369	274
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

	Last 12 Months Ended July 31,
	2020	2019
Dollar-based net retention rate for all customers	116%	132%
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and sales commissions. Operating expenses also include allocated overhead costs for facilities, shared IT related expenses, including depreciation expense, and certain company-wide events and functions.
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

Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our 1.25% Convertible Notes due 2025.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of accretion income and amortization expense on our held-to-maturity and available-for-sale investments and foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$50,714	$40,361	$100,500	$77,675
Cost of revenue(1)	6,637	6,106	13,600	11,592
Gross profit	44,077	34,255	86,900	66,083
Operating expenses:
Research and development(1)	15,535	11,635	30,549	22,541
Sales and marketing(1)	27,511	23,786	54,247	44,953
General and administrative(1)	14,480	13,215	28,153	25,699
Total operating expenses	57,526	48,636	112,949	93,193
Loss from operations	(13,449)	(14,381)	(26,049)	(27,110)
Interest income	1,048	1,967	2,401	2,856
Interest expense	(1,608)	—	(1,608)	—
Other (expense) income, net	(431)	80	(412)	101
Loss before provision for income taxes	(14,440)	(12,334)	(25,668)	(24,153)
Provision for income taxes	(248)	(236)	(479)	(481)
Net loss	$(14,688)	$(12,570)	$(26,147)	$(24,634)

______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$263	$327	$607	$470
Research and development	2,469	1,437	4,652	2,297
Sales and marketing	2,870	2,326	5,155	3,790
General and administrative	4,366	3,143	7,862	5,488
Total	$9,968	$7,233	$18,276	$12,045

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	13	15	14	15
Gross profit	87%	85%	86%	85%
Operating expenses:
Research and development	31	29	30	29
Sales and marketing	54	59	54	58
General and administrative	29	33	28	33
Total operating expenses	113%	121%	112%	120%
Loss from operations	(27)	(36)	(26)	(35)
Interest income	2	5	2	4
Interest expense	(3)	—	(2)	—
Other (expense) income, net	(1)	—	—	—
Loss before provision for income taxes	(28)	(31)	(26)	(31)
Provision for income taxes	—	(1)	—	(1)
Net loss	(29)%	(31)%	(26)%	(32)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$50,714	$40,361	$10,353	26%
Revenue increased by $10.4 million, or 26%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$6,637	$6,106	$531	9%
Gross margin	87%	85%
Gross margin was 87% for the three months ended July 31, 2020 compared to 85% for the three months ended July 31, 2019, improving as a result of efficiency from our cloud native infrastructure. Cost of revenue increased by $0.5 million, or 9%, primarily due to an increase of $0.4 million in personnel expenses as a result of increased headcount, an increase of $0.1 million in hosting, software, and telecom costs, and an increase of $0.1 million in allocated overhead costs, both of which are related to the support of the continued growth of the business and related infrastructure. This was partially offset by a decrease of $0.1 million in travel and other program related costs due to the COVID-19 pandemic.
Research and Development

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$15,535	$11,635	$3,900	34%
Percentage of revenue	31%	29%
Research and development expenses increased by $3.9 million, or 34%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily driven by an increase in personnel expenses of $3.6 million as a result of increased headcount to support our continued investment in our platform and a $0.8 million increase in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs. This was partially offset by a decrease of $0.4 million in travel and other program related costs due to the COVID-19 pandemic.
Sales and Marketing

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$27,511	$23,786	$3,725	16%
Percentage of revenue	54%	59%
Sales and marketing expenses increased by $3.7 million, or 16%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. This increase was primarily due to an increase of $4.1 million in personnel expenses driven by headcount growth, including amortization of deferred contract costs, increased allocated overhead costs of $0.5 million to support the continued growth of the business and related infrastructure, and a $0.5 million increase in bad debt expense primarily due to an increase in our allowance as a result of the adoption of Accounting Standards Update No. 2016-13 and increased collections reserves stemming from the COVID-19 pandemic. This was partially offset by a decrease of $1.4 million in travel and other program related costs due to the COVID-19 pandemic, and a decrease of $0.5 million in outside services due to lower usage of consultants during the period.

General and Administrative

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$14,480	$13,215	$1,265	10%
Percentage of revenue	29%	33%
General and administrative expenses increased by $1.3 million, or 10%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was driven by an increase of $3.3 million in personnel expenses as a result of increased headcount. This was partially offset by a decrease of $0.7 million in travel and other program related costs due to the COVID-19 pandemic, a decrease of $0.6 million in costs to support the business and related infrastructure which includes allocated overhead costs, a decrease of $0.4 million in outside professional services, and a decrease of $0.4 million in other expenses.
Interest Expense

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$1,608	$—	$1,608	N/A
Interest expense increased by $1.6 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other (Expense) Income, Net

	Three Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest income	$1,048	$1,967	$(919)	(47)%
Other (expense) income, net	$(431)	$80	$(511)	(639)%
Interest income decreased by $0.9 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to lower interest rates in the current year. Other (expense) income, net decreased by $0.5 million in the three months ended July 31, 2020 compared to the three months ended July 31, 2019, driven by foreign exchange losses on the revaluation of our international lease liability balance as a result of the implementation of ASC-842.
Comparison of the Six Months Ended July 31, 2020 and 2019
Revenue

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$100,500	$77,675	$22,825	29%
Revenue increased by $22.8 million, or 29%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase in revenue was attributable to growth from both existing and new customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$13,600	$11,592	$2,008	17%
Gross margin	86%	85%
Gross margin was 86% for the six months ended July 31, 2020 compared to 85% for the six months ended July 31, 2019, improving as a result of efficiency from our cloud native infrastructure. Cost of revenue increased by $2.0 million, or 17%, primarily due to an increase of $1.0 million in personnel expenses as a result of increased headcount, an increase of $0.5 million in hosting, software, and telecom costs, an increase of $0.3 million in allocated overhead costs, both of which are related to the support of the continued growth of the business and related infrastructure, and an increase of $0.2 million in other expenses.
Research and Development

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$30,549	$22,541	$8,008	36%
Percentage of revenue	30%	29%
Research and development expenses increased by $8.0 million, or 36%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily driven by an increase in personnel expenses of $7.1 million as a result of increased headcount, a $1.5 million increase in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, and a $0.3 million increase in outside services. This was partially offset by a decrease of $0.6 million in travel and other program related expenses and a decrease of $0.3 million in other expenses, both due to the COVID-19 pandemic.
Sales and Marketing

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$54,247	$44,953	$9,294	21%
Percentage of revenue	54%	58%
Sales and marketing expenses increased by $9.3 million, or 21%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. This increase was primarily due to an increase of $8.7 million in personnel expenses driven by headcount growth, including amortization of deferred contract costs, increased allocated overhead costs of $0.9 million to support the continued growth of the business and related infrastructure, a $0.8 million increase in bad debt expense primarily due to an increase in our allowance as a result of the adoption of Accounting Standards Update No. 2016-13 and increased collections reserves stemming from the COVID-19 pandemic, a $0.7 million increase in hosting and software costs due to increased business needs, and a $0.6 million increase in marketing and promotional expenses due to increased volume of marketing and advertising activities. This was partially offset by a decrease of $1.5 million in travel and other program related expenses due to the COVID-19 pandemic and $1.0 million in outside services due to lower usage of consultants during the period.

General and Administrative

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$28,153	$25,699	$2,454	10%
Percentage of revenue	28%	33%
General and administrative expenses increased by $2.5 million, or 10%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was driven by an increase of $5.5 million in personnel expenses as a result of increased headcount. This was partially offset by a decrease of $1.6 million in travel and other program related costs due to the COVID-19 pandemic, a decrease of $0.9 million in outside professional services, and a decrease of $0.4 million in other expenses.
Interest Expense

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$1,608	$—	$1,608	N/A
Interest expense increased by $1.6 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other (Expense) Income, Net

	Six Months Ended July 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest income	$2,401	$2,856	$(455)	(16)%
Other (expense) income, net	$(412)	$101	$(513)	(508)%
Interest income decreased by $0.5 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, due to lower interest rates in the current year. Other (expense) income, net decreased by $0.5 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019 driven by foreign exchange losses on the revaluation of our international lease liability balance as a result of the implementation of ASC-842.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Gross profit	$44,077	$34,255	$86,900	$66,083
Add:
Stock-based compensation	263	327	607	470
Non-GAAP gross profit	$44,340	$34,582	$87,507	$66,553

Gross margin	87%	85%	86%	85%
Non-GAAP gross margin	87%	86%	87%	86%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Loss from operations	$(13,449)	$(14,381)	$(26,049)	$(27,110)
Add:
Stock-based compensation	9,968	7,233	18,276	12,045
Non-GAAP operating loss	$(3,481)	$(7,148)	$(7,773)	$(15,065)

Operating margin	(27)%	(36)%	(26)%	(35)%
Non-GAAP operating margin	(7)%	(18)%	(8)%	(19)%

Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense and amortization of debt discount and issuance costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(14,688)	$(12,570)	$(26,147)	$(24,634)
Add:
Stock-based compensation	9,968	7,233	18,276	12,045
Amortization of debt discount and issuance costs	1,258	—	1,258	—
Non-GAAP net loss	$(3,462)	$(5,337)	$(6,613)	$(12,589)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Net cash used in operating activities	$2,047	2,159	$1,862	$(5,407)
Less:
Purchases of property and equipment	(579)	(829)	(3,292)	(2,019)
Capitalization of internal-use software costs	(111)	—	(111)	—
Free cash flow	$1,357	$1,330	$(1,541)	$(7,426)
Net cash used in investing activities	$(14,293)	$(35,525)	$(475)	$(36,715)
Net cash provided by (used in) financing activities	$249,429	$(750)	$251,227	$218,168
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our subscriptions, the issuance of our Notes, and the net proceeds we have received from sales of equity securities.
On April 15, 2019, upon the closing of our IPO, we received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million.
On June 25, 2020, we issued $287.5 million aggregate principal amount of the Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting the initial purchasers’ discounts and debt issuance costs of $9.3 million, and purchases of the Capped Calls of $35.7 million, were $242.5 million.
As of July 31, 2020, our principal sources of liquidity were cash and cash equivalents and investments totaling $601.6 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2020, we had deferred revenue of $101.2 million, of which $97.0 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,862	$(5,407)
Net cash used in investing activities	$(475)	$(36,715)
Net cash provided by financing activities	$251,227	$218,168
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
Cash provided by operating activities for the six months ended July 31, 2020 of $1.9 million primarily related to our net loss of $26.1 million, adjusted for non-cash charges of $30.3 million and net cash outflows of $2.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $18.3 million, amortization of our deferred contract costs of $5.1 million, non-cash lease expense of $2.2 million, and depreciation and amortization of property and equipment and capitalized implementation costs of $2.0 million. Changes in operating assets and liabilities reflected cash outflows from a $6.2 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $5.0 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, $1.7 million in payments for operating lease liabilities, and a $1.3 million increase in accounts receivable due to timing of cash collections. These amounts were partially offset by inflows from an $8.6 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $2.1 million increase in accounts payable and accrued expenses and other liabilities, and a $1.3 million increase in accrued compensation primarily due to employee contributions for the ESPP and increased headcount.
Cash used in operating activities for the six months ended July 31, 2019 of $5.4 million primarily related to our net loss of $24.6 million, adjusted for non-cash charges of $16.6 million and net cash inflows of $2.6 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $12.0 million, amortization of our deferred contract costs of $3.4 million, and depreciation and amortization of property and equipment of $1.0 million. Changes in operating assets and liabilities reflected cash inflows from a $13.7 million increase in deferred revenue resulting primarily from increased billings for subscriptions and a $2.0 million increase in accrued compensation primarily due to withholdings on the ESPP and increased headcount. These amounts were partially offset by a $6.7 million increase in deferred contract costs due to commissions paid on new bookings, a $3.4 million increase in prepaid expenses and other assets related to prepayments made in advance for future services, a $2.7 million increase in accounts receivable due to timing of cash collections., and a $0.3 million decrease in accounts payable, accrued expenses and other liabilities.
Investing Activities
Cash used in investing activities for the six months ended July 31, 2020 of $0.5 million consisted of purchases of available-for-sale investments of $100.0 million and purchases of property and equipment of $3.3 million primarily to support additional office space for our Atlanta office and purchases of computers for new employees. This was partially offset by proceeds from sales and maturities of investments of $103.0 million.
Cash used in investing activities for the six months ended July 31, 2019 of $36.7 million consisted of purchases of held-to-maturity investment of $34.7 million, and purchases of property and equipment of $2.0 million to support additional office space for our San Francisco office and purchases of computers for new employees.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2020 of $251.2 million consisted primarily of net proceeds of $279.3 million related to the issuance of the Notes, proceeds from the ESPP of $3.6 million, and proceeds of $5.8 million from the exercise of stock options. This was partially offset by purchases of the Capped Calls of $35.7 million.
Cash provided by financing activities for the six months ended July 31, 2019 of $218.2 million consisted primarily of net proceeds from the initial public offering of $220.1 million, after underwriting discounts and commissions, proceeds from the exercise of stock options and repayment of a promissory note of $3.3 million, partially offset by $5.2 million in payments related to costs associated with our initial public offering.
Contractual Obligations and Commitments
Except for the Notes, there were no material changes during the six months ended July 31, 2020 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 19, 2020.
For further information on our commitments and contingencies, refer to Note 9, “Commitments and Contingencies”, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of July 31, 2020 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Except for the accounting policy related to the Notes, there have been no significant changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 19, 2020, that had a material impact on our condensed consolidated financial statements and related notes.
Convertible Senior Notes
The Notes are accounted for in accordance with the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Codification, or ASC, Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using a market-based approach. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended January 31, 2020, which was filed with the SEC on March 19, 2020, other than interest rate risk as set forth below, and market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. See Item 1A, “Risk Factors”, for further discussion of the possible impact to our business.
Interest Rate Risk
In June 2020, we issued the Notes with an aggregate principal amount of $287.5 million. The Notes have a fixed annual interest rate of 1.25%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. See Note 4 to our condensed consolidated financial statements for more information.

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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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
There have been no material changes to the Risk Factors described under "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2020 and under “Part II--Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, other than as set forth below.
Risks Related to our Outstanding Convertible Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In June 2020, we completed the private offering of Notes, issuing an aggregate principal amount of $287.5 million 1.25% convertible senior notes due 2025. The interest rate is fixed at 1.25% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts for funding acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In addition, in connection with the pricing of the Notes, we entered into the Capped Calls with certain financial institutions, or the Option Counterparties. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion of the Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the Capped Calls). This activity could cause a decrease and/or increased volatility in the market price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the respective trading price of the Notes.
The accounting for the Notes is subject to change. Specifically, in August 2020, FASB issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity but also requires the application of the “if-converted method”. We have not yet evaluated the impact of the new guidance on our consolidated financial statements.
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

Furthermore, a substantial number of shares of our common stock is reserved for issuance upon the exercise of the Notes. If we elect to satisfy our conversion obligation on the Notes solely in shares of our common stock upon conversion of the Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.
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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Indenture, dated as of June 25, 2020, by and between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.2	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38856	4.2	June 25, 2020
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this September 3, 2020.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Karen Walker
Karen Walker
Senior Vice President, Finance
(Principal Accounting Officer)