Form 10-Q
period 2020-10-31
PagerDuty, Inc.
filed 2020-12-04
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of December 1, 2020, was 81,932,793.

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
•our ability to successfully identify, acquire, and integrate companies and assets;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of October 31, 2020	As of January 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$336,657	$124,024
Accounts receivable, net of allowance for doubtful accounts of $1,479 and $810 as of October 31, 2020 and January 31, 2020, respectively	41,500	37,128
Investments	219,601	227,375
Deferred contract costs, current	11,209	9,301
Prepaid expenses and other current assets	11,926	7,163
Total current assets	620,893	404,991
Property and equipment, net	12,148	12,369
Deferred contract costs, non-current	17,529	16,387
Lease right-of-use assets	25,790	—
Goodwill	71,946	—
Intangible assets, net	27,508	—
Other assets	2,083	1,651
Total assets	$777,897	$435,398
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,111	$6,434
Accrued expenses and other current liabilities	11,337	7,197
Accrued compensation	24,877	13,911
Deferred revenue, current	104,337	87,490
Lease liabilities, current	5,152	—
Total current liabilities	150,814	115,032
Convertible senior notes, net	214,211	—
Deferred revenue, non-current	3,387	5,079
Lease liabilities, non-current	27,775	—
Other liabilities	7,152	7,349
Total liabilities	403,339	127,460
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	599,886	487,008
Accumulated other comprehensive income	634	137
Accumulated deficit	(225,962)	(179,207)
Total stockholders’ equity	374,558	307,938
Total liabilities and stockholders’ equity	$777,897	$435,398
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	$53,772	$42,750	$154,272	$120,425
Cost of revenue	7,685	6,634	21,285	18,226
Gross profit	46,087	36,116	132,987	102,199
Operating expenses:
Research and development	16,156	12,619	46,705	35,160
Sales and marketing	34,024	27,425	88,271	72,378
General and administrative	17,746	12,765	45,899	38,464
Total operating expenses	67,926	52,809	180,875	146,002
Loss from operations	(21,839)	(16,693)	(47,888)	(43,803)
Interest income	974	1,427	3,375	4,283
Interest expense	(4,133)	—	(5,741)	—
Other (expense) income, net	(449)	245	(861)	346
Loss before benefit from (provision for) income taxes	(25,447)	(15,021)	(51,115)	(39,174)
Benefit from (provision for) income taxes	4,839	(244)	4,360	(725)
Net loss	$(20,608)	$(15,265)	$(46,755)	$(39,899)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(422)	(50)	497	(50)
Total comprehensive loss	$(21,030)	$(15,315)	$(46,258)	$(39,949)
Net loss per share, basic and diluted	$(0.26)	$(0.20)	$(0.59)	$(0.65)
Weighted average shares used in calculating net loss per share, basic and diluted	79,937	75,992	78,835	61,628

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2020	79,355,627	$—	$546,169	$1,056	$(205,354)	$341,871
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	782,554	—	3,938	—	—	3,938
Vesting of restricted stock units, net of employee payroll taxes	146,174	—	(2,591)	—	—	(2,591)
Shares issued related to a business combination	1,499,651	—	38,875	—	—	38,875
Other comprehensive loss	—	—	—	(422)	—	(422)
Stock-based compensation	—	—	13,495	—	—	13,495
Net loss	—	—	—	—	(20,608)	(20,608)
Balances as of October 31, 2020	81,784,006	$—	$599,886	$634	$(225,962)	$374,558

	Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	2,069,446	—	9,709	—	—	9,709
Vesting of restricted stock units, net of employee payroll taxes	240,116	—	(4,334)	—	—	(4,334)
Vesting of early exercised options	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Shares issued related to a business combination	1,499,651	—	38,875	—	—	38,875
Issuance of common stock in connection with employee stock purchase plan	181,253	—	3,558	—	—	3,558
Other comprehensive income	—	—	—	497	—	497
Stock-based compensation	—	—	31,793	—	—	31,793
Net loss	—	—	—	—	(46,755)	(46,755)
Balances as of October 31, 2020	81,784,006	$—	$599,886	$634	$(225,962)	$374,558

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2019	76,227,101	$—	$462,665	—	$(153,502)	$309,163
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	920,730	—	2,965	—	—	2,965
Vesting of restricted stock units, net of employee payroll taxes	897	—	(4)	—	—	(4)
Vesting of early exercised options	—	—	335	—	—	335
Stock-based compensation	—	—	7,347	—	—	7,347
Other comprehensive loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(15,265)	(15,265)
Balances as of October 31, 2019	77,148,728	$—	$473,308	$(50)	$(168,767)	$304,491

	Nine Months Ended October 31, 2019
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$—	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,086,075	—	5,750	—	—	5,750
Vesting of restricted stock units, net of employee payroll taxes	—	—	1,080	—	(14)	—	—	(14)
Exercise of common stock warrants	—	—	737,807	—	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	—	173,023
Vesting of early exercised options	—	—	—	—	1,007	—	—	1,007
Stock-based compensation	—	—	—	—	19,392	—	—	19,392
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(39,899)	(39,899)
Balances as of October 31, 2019	—	$—	77,148,728	$—	$473,308	$(50)	$(168,767)	$304,491

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(46,755)	$(39,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,352	1,675
Amortization of deferred contract costs	7,894	5,499
Amortization of debt discount and issuance costs	4,493	—
Stock-based compensation	31,735	19,392
Non-cash lease expense	3,299	—
Other	1,897	(383)
Changes in operating assets and liabilities:
Accounts receivable	(3,879)	4,333
Deferred contract costs	(10,944)	(10,945)
Prepaid expenses and other assets	(3,605)	(4,864)
Accounts payable	(210)	(1,386)
Accrued expenses and other liabilities	2,224	2,464
Accrued compensation	7,689	5,619
Deferred revenue	12,475	16,520
Lease liabilities	(2,959)	—
Net cash provided by (used in) operating activities	6,706	(1,975)
Cash flows from investing activities
Purchases of property and equipment	(3,402)	(3,190)
Capitalization of internal-use software costs	(328)	—
Business acquisitions, net of cash acquired	(49,656)	—
Purchases of held-to-maturity investments	—	(45,736)
Proceeds from maturities of held-to-maturity investments	28,040	8,950
Purchases of available-for-sale investments	(153,254)	(132,706)
Proceeds from maturities of available-for-sale investments	123,352	—
Proceeds from sales of available-for-sale investments	9,285	—
Net cash used in investing activities	(45,963)	(172,682)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $8,835	278,665	—
Purchases of capped calls related to convertible senior notes	(35,708)	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	220,086
Payments of costs related to initial public offering	—	(5,603)
Proceeds from employee stock purchase plan	3,558	—
Proceeds from repayment of promissory note	—	515
Proceeds from issuance of common stock upon exercise of stock options	9,709	5,750
Employee payroll taxes paid related to net share settlement of restricted stock units	(4,334)	(14)
Net cash provided by financing activities	251,890	220,734
Net increase in cash, cash equivalents, and restricted cash	212,633	46,077
Cash, cash equivalents, and restricted cash at beginning of period	124,024	130,323
Cash, cash equivalents, and restricted cash at end of period	$336,657	$176,400

Supplemental cash flow data:
Cash paid for income taxes	$—	$53
Non-cash investing and financing activities:
Vesting of early exercised options	$507	$1,007
Purchase of property and equipment, accrued but not yet paid	$274	$347
Costs related to issuance of convertible senior notes, accrued but not yet paid	$470	$—
Costs related to initial public offering, accrued but not yet paid	$—	$342
Non-cash purchases of property and equipment	$—	$2,364
Fair value of common stock issued as consideration for a business combination	$38,875	$—
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$336,657	$176,347
Restricted cash—included in other assets	—	53
Total cash, cash equivalents, and restricted cash	$336,657	$176,400

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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of stockholders’ equity. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full year ending January 31, 2021 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Convertible Senior Notes

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In June 2020, The Company issued $287.5 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the “Notes”). Refer to Note 10, “Debt and Financing Arrangements” for additional details.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan (“ESPP”) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, fair value of the liability and equity components of the Notes, fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, the incremental borrowing rate for lease liabilities, and estimates related to our revenue recognition, such as the assessment of performance obligations in our revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section of our Management’s Discussion and Analysis. During the three and nine months ended October 31, 2020, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions related to the estimate of credit losses for accounts receivable. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

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
No single customer accounted for 10% of the total accounts receivable balance as of October 31, 2020 or January 31, 2020. No single customer represented 10% or more of revenue for the three and nine months ended October 31, 2020 or 2019.
Segment Information
The Company manages operations and allocates resources as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
resources. Refer to Note 16, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. As of October 31, 2020, our allowance reflects considerations related to the COVID-19 pandemic and may increase in future periods as we ascertain future impacts to our customers and business. The allowance for doubtful accounts was $1.5 million and $0.8 million as of October 31, 2020 and January 31, 2020.
Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. We allocate the purchase consideration to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.
Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the three and nine months ended October 31, 2020 and 2019.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Impairment of Long-Lived Assets. The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, (“Topic 842”) (“ASU 2016-02”), which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, February 1, 2020, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize right-of-use assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less. As a result of implementing this guidance, the Company recognized a net operating right-of-use asset of $29.1 million and a $35.9 million operating lease liability in its condensed consolidated balance sheets as of February 1, 2020. The adoption of this guidance did not affect our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. Refer to Note 9, “Leases” for further information.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (“Topic 326”) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted the standard as of the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements. In connection with the adoption, for purposes of identifying and measuring impairment, the policy election was made to exclude accrued interest from both the fair value and amortized cost basis of our available-for sale debt securities. Such accrued interest is recorded in prepaid expenses and other current assets.
In January 2017, the FASB released Accounting Standards Update No. 2017-04, Intangibles— Goodwill and Other (“Topic 350”) which simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Previously, under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value.. The amendments in this update were effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or fiscal year 2021 for the Company. The Company performs their impairment test on goodwill in the fourth quarter of each fiscal year.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of October 31, 2020	As of January 31, 2020
	(in thousands)
Cash and cash equivalents
Cash	$214,469	$2,131
Money market funds	108,200	118,899
U.S. Treasury securities	13,988	2,994
Total cash and cash equivalents	$336,657	$124,024
Available-for-sale investments:
U.S. Treasury securities	$34,055	$24,987
Commercial paper	29,910	20,132
Corporate debt securities	155,636	149,248
U.S. Government agency securities	—	4,973
Total available-for-sale investments	$219,601	$199,340
Held-to-maturity investments:
U.S. Treasury securities	$—	$9,016
Commercial paper	—	5,985
Corporate debt securities	—	13,034
Total held-to-maturities investments	$—	$28,035
Total investments	$219,601	$227,375

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains, and fair value by significant investment category as of October 31, 2020 and January 31, 2020. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine months ended October 31, 2020.

	As of October 31, 2020
	Cost Basis	Unrealized Gain, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$34,043	$12	$34,055
Commercial paper	29,910	—	29,910
Corporate debt securities	155,014	622	155,636
Total available-for-sale investments	$218,967	$634	$219,601

	As of January 31, 2020
	Cost Basis	Unrealized Gain, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$24,978	$9	$24,987
Commercial paper	20,128	4	20,132
Corporate debt securities	149,124	124	149,248
U.S. Government agency securities	4,973	—	4,973
Total available-for-sale investments	$199,203	$137	$199,340
Held-to-maturity investments:
U.S. Treasury securities	$9,016	$—	$9,016
Commercial paper	5,985	—	5,985
Corporate debt securities	13,034	—	13,034
Total held-to-maturities investments	$28,035	$—	$28,035
Total investments	$227,238	$137	$227,375
All of the Company’s held-to-maturity securities have a contractual maturity of less than one year. The following table presents the Company’s available-for-sale securities by contractual maturity date as of October 31, 2020 and January 31, 2020:

	As of October 31, 2020
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$180,262	$180,779
Due between one to five years	38,705	38,822
Total	$218,967	$219,601

	As of January 31, 2020
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$128,127	$128,169
Due between one to five years	71,076	71,171
Total	$199,203	$199,340

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of October 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$108,200	$—	$—	$108,200
U.S. Treasury securities	13,988	34,055	—	48,043
Commercial paper	—	29,910	—	29,910
Corporate debt securities	—	155,636	—	155,636
Total	$122,188	$219,601	$—	$341,789
Included in cash equivalents				$122,188
Included in investments				$219,601

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$118,899	$—	$—	$118,899
U.S. Treasury securities	2,994	34,003	—	36,997
Commercial paper	—	26,117	—	26,117
Corporate debt securities	—	162,282	—	162,282
U.S. Government agency securities	—	4,973	—	4,973
Total	$121,893	$227,375	$—	$349,268
Included in cash equivalents				$121,893
Included in investments				$227,375

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2020 and January 31, 2020, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of October 31, 2020, the estimated fair value of the Notes was approximately $291.7 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

5. Business Combinations
On October 1, 2020, the Company completed the acquisition of Rundeck Inc. (“Rundeck”), a leading provider of DevOps automation for enterprise. The acquisition of Rundeck strengthens our product and will enable our customers to resolve faster, reduce costs, and protect the customer experience. The Company acquired Rundeck for purchase consideration of $95.3 million in a combination of cash and common stock. The total purchase price consisted of the following:

(in thousands)
Cash paid to common and preferred stockholders, warrant holders, and vested option holders	$51,581
Fair value of common stock transferred	33,941
Fair value of assumed options and restricted stock attributable to pre-combination service(1)	4,934
Fair value of future cash payments to common stockholders attributable to pre-combination service	4,808
Total purchase consideration	$95,264
(1) The restricted shares are considered to be legally issued and outstanding on the date of issuance.
The fair value of the stock and options recognized as purchase consideration was determined using the closing price of the Company’s common stock on the acquisition date.
In addition to the purchase consideration, a portion of cash and stock for certain Rundeck key personnel attributable to post-combination services is subject to vest over two years from the closing of the acquisition, subject to on-going employee services and achievement of certain performance conditions as follow:
•$3.7 million in future cash payments beginning in the fourth quarter of fiscal year 2021, which the     Company will recognize within research and development over the vesting period of two years.
•$3.3 million related to the fair value of restricted stock issued that will vest beginning from the acquisition date, which the Company will recognize as stock-based compensation expense over the vesting period of two years. The restricted shares are considered to be legally issued and outstanding on the date of issuance.

In connection with the acquisition, the Company incurred transaction costs of $1.6 million within the general and administrative line of the Condensed Consolidated Statements of Operations.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of October 31, 2020, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary purchase consideration allocation recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash and cash equivalents	$1,925
Accounts receivable and other assets	1,879
Intangible assets	27,800
Goodwill	71,946
Accounts payable and other liabilities	(548)
Deferred revenue	(2,680)
Deferred tax liabilities, net	(5,058)
Total purchase consideration	$95,264
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings. Goodwill is not expected to be deductible for income tax purposes.
In connection with the acquisition, the Company recognized a net deferred tax liability for approximately $5.1 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company has a full valuation allowance as of October 31, 2020, we recorded an income tax benefit for this net deferred tax liability in the condensed consolidated statement of operations for the three months ended October 31, 2020. Refer to Note 15, Income Taxes, for further information
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$21,800	10
Developed technology	$5,600	5
Trademarks	$400	2

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended October 31, 2020 are as follows:

(in thousands)
Balance as of January 31, 2020	$0
Goodwill additions	71,946
Balance as of October 31, 2020	$71,946
Other intangible assets subject to amortization as of October 31, 2020 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(182)	$21,618	9.9
Developed technology	5,600	(93)	5,507	4.9
Trademarks	400	(17)	383	1.9
Other intangibles, net	$27,800	$(292)	$27,508
For the three and nine months ended October 31, 2020, amortization expense related to intangible assets was $0.3 million. No amortization expense was recorded during the three and nine months ended October 31, 2019.
As of October 31, 2020, we expect amortization expense in future periods to be as follows:

Year ending January 31,
(in thousands)
Remainder of 2021	$875
2022	3,500
2023	3,433
2024	3,300
2025	3,300
Thereafter	13,100
Total expected future amortization expense	$27,508

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of October 31, 2020	As of January 31, 2020
	(in thousands)
Leasehold improvements	$12,440	$12,257
Computers and equipment	6,001	4,431
Furniture and fixtures	3,048	2,540
Capitalized internal-use software	775	389
Gross property and equipment (1)	22,264	19,617
Accumulated depreciation and amortization	(10,116)	(7,248)
Property and equipment, net	$12,148	$12,369
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and furniture and fixtures of $0.2 million and $5.1 million that had not yet been placed in service as of October 31, 2020 and January 31, 2020, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $1.0 million and $0.6 million for the three months ended October 31, 2020 and 2019, respectively, and $2.9 million and $1.6 million for the nine months ended October 31, 2020 and 2019, respectively.

8. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $28.7 million and $25.7 million as of October 31, 2020 and January 31, 2020, respectively. Amortization expense for deferred contract costs was $2.8 million and $2.1 million for the three months ended October 31, 2020 and 2019, respectively, and $7.9 million and $5.5 million for the nine months ended October 31, 2020 and 2019, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

9. Leases
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

As of October 31, 2020
(in thousands)
Assets
Lease right-of-use assets	$25,790
Liabilities
Lease liabilities	5,152
Lease liabilities, non-current	27,775
As of October 31, 2020, the weighted average remaining lease term was 5.9 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on our condensed consolidated statement of operations.

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
	(in thousands)
Operating lease expense	$1,448	$4,335
Short-term lease expense	105	665
Variable lease expense	335	998

The following table presents supplemental cash flow information about our leases.

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,524	$3,811

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of October 31, 2020, remaining maturities of lease liabilities are as follows:

Year ending January 31,
(in thousands)
2021	$1,561
2022	6,299
2023	6,492
2024	6,674
2025	6,872
Thereafter	8,942
Gross lease payments	$36,840
Less: Imputed interest	(3,913)
Total	$32,927

10. Debt and Financing Arrangements
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 7.30%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $70.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification, and the equity component was recorded in additional paid-in-capital in the accompanying condensed consolidated balance sheet. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 7.88% over the contractual terms of the Notes. The interest rate was based on the interest rate of similar liabilities at the time of issuance that did not have associated convertible features. The debt component is classified as a long-term liability as of October 31, 2020.
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
The net carrying amount of the liability component of the Notes was as follows:

As of October 31, 2020
(in thousands)
Principal	$287,500
Less: unamortized debt discount	(66,680)
Less: unamortized issuance costs	(6,609)
Net carrying amount	$214,211

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The net carrying amount of the equity component of the Notes was as follows:

As of October 31, 2020
(in thousands)
Proceeds allocated to the conversion options (debt discount)	$70,768
Less: issuance costs	(2,290)
Carrying amount of the equity component	$68,478
Interest expense recognized related to the Notes is as follows:

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
	(in thousands)
Contractual interest expense	$898	$1,248
Amortization of debt discount	2,943	4,088
Amortization of debt issuance costs	292	405
Total interest expense related to the Notes	$4,133	$5,741
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

11. Commitments and Contingencies
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

12. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Deferred revenue, beginning of period	$101,180	$77,797	$92,569	$64,104
Billings	57,636	45,577	166,747	136,945
Deferred revenue assumed in the Rundeck acquisition	2,680	—	2,680	—
Revenue recognized	(53,772)	(42,750)	(154,272)	(120,425)
Deferred revenue, end of period	$107,724	$80,624	$107,724	$80,624
For the three months ended October 31, 2020 and 2019, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter. For the nine months ended October 31, 2020 and 2019, approximately half of revenue recognized was from the deferred revenue balance at the beginning of the period.
As of October 31, 2020 and January 31, 2020, future estimated revenue related to performance obligations for subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $97.2 million and $75.7 million, respectively. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of one year or less.

13. Common Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of October 31, 2020 and January 31, 2020, respectively, the Company was authorized to grant up to 17,956,224 shares and 13,126,301 shares of common stock under the Stock Plans.
In March 2019, the Company granted 3,041,000 stock options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of October 31, 2020 and January 31, 2020, there were 13,188,640 shares and 11,841,156 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

October 31, 2020
Outstanding stock options and unvested RSUs outstanding	15,994,999
Available for future stock option and RSU grants	13,188,640
Available for ESPP	2,235,888
Total common stock reserved at October 31, 2020	31,419,527
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2020	14,498,045	$7.37	7.8 years	$231,300
Granted	387,439	$14.06
Exercised	(2,070,718)	$4.64
Canceled	(798,328)	$11.13
Outstanding at October 31, 2020	12,016,438	$7.80	7.1 years	$231,866
Vested as of October 31, 2020	7,578,858	$5.06	6.5 years	$167,061
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Expected dividend yield	—	—%	—	—
Expected volatility	43.0% - 44.1%	42.2%	43.0% - 44.1%	42.0% - 42.8%
Expected term (years)	3.7 - 6.1	6.1	3.7 - 6.1	5.5 - 6.9
Risk-free interest rate	0.20% - 0.39%	1.39%	0.20% - 0.47%	1.39% - 2.48%
Stock options granted during the three months ended October 31, 2020 and 2019 had a weighted average grant date fair value of $23.04 and $11.72 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2020 and 2019 was $19.0 million and $21.8 million, respectively.
Stock options granted during the nine months ended October 31, 2020 and 2019 had a weighted average grant date fair value of $14.64 and $10.84 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 31, 2020 and 2019 was $42.0 million and $52.5 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of October 31, 2020 there was approximately $35.1 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.8 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2020	1,114,911	$28.10
Granted	3,480,566	$20.02
Vested, net of shares withheld for employee payroll taxes	(240,116)	$22.68
Canceled	(376,800)	$21.76
Outstanding at October 31, 2020	3,978,561	$21.92
The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of October 31, 2020, there was $81.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.4 years based on vesting under the award service conditions.
In connection with the acquisition of Rundeck, the Company agreed to grant restricted stock units (“RSUs”) to Rundeck employees who joined the Company upon the effective date of the acquisition, with a value totaling approximately $14.6 million. The amount will be ratably recognized as stock-based compensation over the requisite service period of four years.
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
During the three months ended October 31, 2020 and 2019, the Company recognized $1.1 million and $1.5 million of stock-based compensation expense related to the ESPP, respectively. During the nine months ended October 31, 2020 and 2019, the Company recognized $3.9 million and $3.7 million of stock-based compensation expense related to the ESPP, respectively.
During the three months ended October 31, 2020 and 2019, the Company withheld $1.7 million and $1.5 million in contributions from employees, respectively. During the nine months ended October 31, 2020 and 2019, the Company withheld $5.2 million and $4.1 million in contributions from employees, respectively.
During the three months ended October 31, 2020, there were no purchases related to the ESPP. During the nine months ended October 31, 2020, 181,253 shares of common stock were issued under the ESPP at a purchase price of $19.63. During the three and nine months ended October 31, 2019, there were no purchases related to the ESPP.

Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$488	$303	$1,095	$773
Research and development	2,807	1,462	7,459	3,760
Sales and marketing	6,254	2,295	11,409	6,084
General and administrative	3,910	3,287	11,772	8,775
Total	$13,459	$7,347	$31,735	$19,392
In the three and nine months ended October 31, 2020, we recorded a one-time stock-based compensation expense of $3.1 million related to the modification of certain option awards.

14. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss	$(20,608)	$(15,265)	$(46,755)	$(39,899)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	79,937	75,992	78,835	61,628
Net loss per share, basic and diluted	$(0.26)	$(0.20)	$(0.59)	$(0.65)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2020	2019
	(in thousands)
Shares subject to outstanding common stock awards	15,995	14,932
Convertible senior notes	7,173	—
Unvested early exercised stock options	—	140
Restricted stock awards purchased with promissory notes	124	216
Restricted stock issued to Rundeck key personnel	278	—
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	150	202
Total	23,720	15,490

15. Income Taxes
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
The Company recorded an income tax benefit of $4.8 million for the three months ended October 31, 2020 and an income tax expense of $0.2 million for the three months ended October 31, 2019. The Company recorded an income tax benefit of $4.4 million for the nine months ended October 31, 2020 and an income tax expense of $0.7 million for the nine months ended October 31, 2019. The decrease in the Company’s income tax provision for the three and nine months ended October 31, 2020, relative to the respective prior periods, was primarily due to a reduction in our valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Rundeck, resulting in a $5.1 million deferred tax benefit.

16. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
United States	$40,966	$33,330	$118,234	$94,390
International	12,806	9,420	36,038	26,035
Total	$53,772	$42,750	$154,272	$120,425
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2020 or 2019. As of October 31, 2020, 87% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, was located in the United States, and 13% was located in Canada. As of January 31, 2020, 76% of the Company’s property and equipment was located in the United States, 23% was located in Canada, and 1% was located in the United Kingdom.

17. Subsequent Events
The Company has evaluated subsequent events through December 4, 2020.

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
We act as the central nervous system for the digital enterprise. We collect machine generated data from virtually any software-enabled system or device, combine it with human response data, correlating and interpreting this data to understand issues and opportunities that need to be addressed in real-time. Using machine learning, automation, auto-remediation, and self-healing, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management to a real-time operations platform, spanning event intelligence, incident response, on-call management, business visibility, advanced analytics, and intelligent machine automation, including auto-remediation and self-healing. We have invested in developing the scalability, reliability, and security of our platform to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem now includes 400 direct PagerDuty integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device and allow them to connect with popular collaboration tools and business applications. With the addition of Rundeck, we now have over 500 integrations in our overall ecosystem.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We have elected to defer the payment of employer payroll taxes in the nine months ended October 31, 2020. We do not plan to continue to defer the payment of employer taxes in future periods. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.
Refer to Item 1A, “Risk Factors”, for further discussion of the possible impact of the COVID-19 pandemic on our business.
Acquisition of Rundeck, Inc. (“Rundeck”)
On October 1, 2020, we completed the acquisition of Rundeck Inc. (“Rundeck”), a leading provider of DevOps automation for enterprise. We acquired Rundeck for purchase consideration of $95.3 million in a combination of cash and common stock. We recognized goodwill of $71.9 million which is primarily attributable to synergies created with the Company’s current and future offerings and the value of the assembled workforce. Refer to Note 5 “Business Combinations” in the Notes to the Condensed Consolidated Financial Statements for further details on the acquisition of Rundeck.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. Our key metrics include the results of Rundeck, to the extent applicable, beginning on the acquisition date of October 1, 2020.
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

	As of October 31,
	2020	2019
Customers	13,725	12,436
Customers greater than $100,000 in ARR	401	303
Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The calculation of dollar-based net retention rate includes the Current Period ARR of Rundeck customers to the extent that they were PagerDuty customers as of 12 months prior to period end.

	Last 12 Months Ended October 31,
	2020	2019
Dollar-based net retention rate for all customers	119%	129%
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
Cost of Revenue
Cost of revenue primarily consists of expenses related to providing our platform to customers, including personnel expenses for operations and global support, payments to our third-party cloud infrastructure providers for hosting our software, payment processing fees, amortization of capitalized internal-use software costs, amortization of acquired developed technology, and allocated overhead costs for facilities, information technology, and other allocated overhead costs. We will continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel expenses are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and sales commissions. Operating expenses also include amortization of acquired intangible assets, acquisition-related expenses, allocated overhead costs for facilities, shared IT related expenses, including depreciation expense, and certain company-wide events and functions.
Research and development
Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include contractor fees, depreciation of equipment used in research and development activities, acquisition-related expenses, and allocated overhead costs. We expect that our research and development expenses will increase in dollar value as our business grows.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, costs of general marketing activities and promotional activities, travel related expenses, amortization of acquired intangible assets, allocated overhead costs, and bad debt expense. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expenses will increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.
General and administrative
General and administrative expenses consist primarily of personnel costs and contractor fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, acquisition-related expenses, and allocated overhead costs. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term as we expect our investments to allow for improved efficiency for future growth in the business.

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
Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes consists primarily of the benefit associated with the reduction in our valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Rundeck, offset by income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$53,772	$42,750	$154,272	$120,425
Cost of revenue(1)	7,685	6,634	21,285	18,226
Gross profit	46,087	36,116	132,987	102,199
Operating expenses:
Research and development(1)	16,156	12,619	46,705	35,160
Sales and marketing(1)	34,024	27,425	88,271	72,378
General and administrative(1)	17,746	12,765	45,899	38,464
Total operating expenses	67,926	52,809	180,875	146,002
Loss from operations	(21,839)	(16,693)	(47,888)	(43,803)
Interest income	974	1,427	3,375	4,283
Interest expense	(4,133)	—	(5,741)	—
Other (expense) income, net	(449)	245	(861)	346
Loss before benefit from (provision for) income taxes	(25,447)	(15,021)	(51,115)	(39,174)
Benefit from (provision for) income taxes	4,839	(244)	4,360	(725)
Net loss	$(20,608)	$(15,265)	$(46,755)	$(39,899)

______________

(1)    Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$488	$303	$1,095	$773
Research and development	2,807	1,462	7,459	3,760
Sales and marketing	6,254	2,295	11,409	6,084
General and administrative	3,910	3,287	11,772	8,775
Total	$13,459	$7,347	$31,735	$19,392

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	14	16	14	15
Gross profit	86%	84%	86%	85%
Operating expenses:
Research and development	30	30	30	29
Sales and marketing	63	64	57	60
General and administrative	33	30	30	32
Total operating expenses	126	124	117	121
Loss from operations	(41)	(39)	(31)	(36)
Interest income	2	3	2	4
Interest expense	(8)	—	(4)	—
Other (expense) income, net	(1)	1	(1)	—
Loss before benefit from (provision for) income taxes	(47)	(35)	(33)	(33)
Benefit from (provision for) income taxes	9	(1)	3	(1)
Net loss	(38)%	(36)%	(30)%	(33)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$53,772	$42,750	$11,022	26%
Revenue increased by $11.0 million, or 26%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$7,685	$6,634	$1,051	16%
Gross margin	86%	84%
Gross margin was 86% for the three months ended October 31, 2020 compared to 84% for the three months ended October 31, 2019, improving as a result of efficiency from our cloud native infrastructure. Cost of revenue increased by $1.1 million, or 16%, primarily due to an increase of $0.7 million in personnel expenses as a result of increased headcount and an increase of $0.4 million in hosting, software, and telecom costs which are related to the support of the continued growth of the business and related infrastructure.
Research and Development

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$16,156	$12,619	$3,537	28%
Percentage of revenue	30%	30%
Research and development expenses increased by $3.5 million, or 28%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily driven by an increase in personnel expenses of $3.6 million as a result of increased headcount to support our continued investment in our platform and a $0.4 million increase in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs. This was partially offset by a decrease of $0.4 million in travel and other program related costs due to the COVID-19 pandemic.
Sales and Marketing

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$34,024	$27,425	$6,599	24%
Percentage of revenue	63%	64%
Sales and marketing expenses increased by $6.6 million, or 24%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. This increase was primarily due to an increase of $7.0 million in personnel expenses driven by headcount growth, a one-time stock-based compensation charge due to the modification of certain of certain option awards, and amortization of deferred contract costs, and an increase in marketing expenses of $0.5 million due to increased volume of marketing and advertising activities. This was partially offset by a decrease of $1.4 million in travel and other program related costs due to the COVID-19 pandemic.
General and Administrative

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$17,746	$12,765	$4,981	39%
Percentage of revenue	33%	30%

General and administrative expenses increased by $5.0 million, or 39%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was driven by an increase of $3.6 million in personnel expenses as a result of increased headcount, an increase in outside services of $2.2 million primarily due to transaction costs related to the Rundeck acquisition, and an increase of $0.4 million in costs to support the business and related infrastructure which includes allocated overhead costs, This was partially offset by a decrease of $0.9 million in travel and other program related costs due to the COVID-19 pandemic.
Interest Expense

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$4,133	$—	$4,133	N/A
Interest expense increased by $4.1 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other (Expense) Income, Net

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest income	$974	$1,427	$(453)	(32)%
Other (expense) income, net	$(449)	$245	$(694)	(283)%
Interest income and other (expense) income decreased by $0.5 million and $0.7 million, respectively for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to lower interest rates in the current year.
Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$154,272	$120,425	$33,847	28%
Revenue increased by $33.8 million, or 28%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in revenue was attributable to growth from both existing and new customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$21,285	$18,226	$3,059	17%
Gross margin	86%	85%
Gross margin was 86% for the nine months ended October 31, 2020 compared to 85% for the nine months ended October 31, 2019, improving as a result of efficiency from our cloud native infrastructure. Cost of revenue increased by $3.1 million, or 17%, primarily due to an increase of $1.8 million in personnel expenses as a result of increased headcount, an increase of $0.9 million in hosting, software, and telecom costs related to the support of the continued growth of the business and related infrastructure, and an increase of $0.3 million in other expenses.
Research and Development

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$46,705	$35,160	$11,545	33%
Percentage of revenue	30%	29%
Research and development expenses increased by $11.5 million, or 33%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily driven by an increase in personnel expenses of $10.7 million as a result of increased headcount, a $1.9 million increase in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, and a $0.2 million increase in outside services. This was partially offset by a decrease of $1.0 million in travel and other program related expenses and a decrease of $0.4 million in other expenses, both due to the COVID-19 pandemic.
Sales and Marketing

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$88,271	$72,378	$15,893	22%
Percentage of revenue	57%	60%
Sales and marketing expenses increased by $15.9 million, or 22%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. This increase was primarily due to an increase of $15.7 million in personnel expenses driven by headcount growth, a one-time stock-based compensation charge due to the modification of certain option awards, and amortization of deferred contract costs, a $1.1 million increase in marketing and promotional expenses due to increased volume of marketing and advertising activities, a $1.0 million increase in bad debt expense primarily due to an increase in our allowance as a result of the adoption of Accounting Standards Update No. 2016-13 and increased collections reserves stemming from the COVID-19 pandemic, a $0.9 million increase in hosting and software costs due to increased business needs, an increase of $0.8 million in allocated overhead costs, and a $0.2 million increase in amortization of intangibles assets acquired as part of the Rundeck acquisition. This was partially offset by a decrease of $3.0 million in travel and other program related expenses due to the COVID-19 pandemic and a $0.9 million decrease in outside services due to lower usage of consultants during the period.
General and Administrative

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$45,899	$38,464	$7,435	19%
Percentage of revenue	30%	33%
General and administrative expenses increased by $7.4 million, or 19%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was driven by an increase of $8.8 million in personnel expenses as a result of increased headcount and an increase of $1.6 million in outside services primarily due to transaction costs related to the Rundeck acquisition. This was partially offset by a decrease of $2.5 million in travel and other program related costs due to the COVID-19 pandemic, and a decrease of $0.7 million in allocated overhead costs.

Interest Expense

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$5,741	$—	$5,741	N/A
Interest expense increased by $5.7 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, due to contractual interest expense and amortization of the discount and issuance costs on the Notes.
Interest Income and Other (Expense) Income, Net

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest income	$3,375	$4,283	$(908)	(21)%
Other (expense) income, net	$(861)	$346	$(1,207)	(349)%
Interest income and other (expense) income decreased by $0.9 million and $1.2 million, respectively for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, due to lower interest rates in the current year.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for stock-based compensation expense and amortization of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Gross profit	$46,087	$36,116	$132,987	$102,199
Add:
Stock-based compensation	488	303	1,095	773
Amortization of acquired intangible assets	93	$—	93	—
Non-GAAP gross profit	$46,668	$36,419	$134,175	$102,972

Gross margin	86%	84%	86%	85%
Non-GAAP gross margin	87%	85%	87%	86%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses, which include transaction costs and acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Loss from operations	$(21,839)	$(16,693)	$(47,888)	$(43,803)
Add:
Stock-based compensation	13,459	7,347	31,735	19,392
Amortization of acquired intangible assets	292	$—	292	—
Acquisition-related expenses	1,786	—	1,786	—
Non-GAAP operating loss	$(6,302)	$(9,346)	$(14,075)	$(24,411)

Operating margin	(41)%	(39)%	(31)%	(36)%
Non-GAAP operating margin	(12)%	(22)%	(9)%	(20)%

Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense, amortization of debt discount and issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs and acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period, and acquisition-related tax benefit.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(20,608)	$(15,265)	$(46,755)	$(39,899)
Add:
Stock-based compensation	13,459	7,347	31,735	19,392
Amortization of debt discount and issuance costs	3,235	—	4,493	—
Amortization of acquired intangibles assets	292	—	292	—
Acquisition-related expenses	1,786	—	1,786	—
Acquisition-related tax benefit	(5,058)	—	(5,058)	—
Non-GAAP net loss	$(6,894)	$(7,918)	$(13,507)	$(20,507)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Net cash used in operating activities	$4,844	3,432	$6,706	$(1,975)
Less:
Purchases of property and equipment	(110)	(1,171)	(3,402)	(3,190)
Capitalization of internal-use software costs	(217)	—	(328)	—
Free cash flow	$4,517	$2,261	$2,976	$(5,165)
Net cash used in investing activities	$(45,488)	$(135,967)	$(45,963)	$(172,682)
Net cash provided by (used in) financing activities	$663	$2,566	$251,890	$220,734
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
As of October 31, 2020, our principal sources of liquidity were cash and cash equivalents and investments totaling $556.3 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheets. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2020, we had deferred revenue of $107.7 million, of which $104.3 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$6,706	$(1,975)
Net cash used in investing activities	$(45,963)	$(172,682)
Net cash provided by financing activities	$251,890	$220,734
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
Cash provided by operating activities for the nine months ended October 31, 2020 of $6.7 million primarily related to our net loss of $46.8 million, adjusted for non-cash charges of $52.7 million and net cash inflows of $0.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $31.7 million, amortization of our deferred contract costs of $7.9 million, amortization of debt discount and issuance costs of $4.5 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $3.4 million, and non-cash lease expense of $3.3 million. Changes in operating assets and liabilities reflected cash inflows from an $12.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $7.7 million increase in accrued compensation and related benefits, and a $2.0 million increase in accounts payable and accrued expenses and other liabilities. This was partially offset by outflows from a $10.9 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $3.6 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, a $3.9 million increase in accounts receivable due to timing of cash collections, and $3.0 million in payments for operating lease liabilities.
Cash used in operating activities for the nine months ended October 31, 2019 of $2.0 million primarily related to our net loss of $39.9 million, adjusted for non-cash charges of $26.2 million and net cash inflows of $11.7 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $19.4 million, amortization of our deferred contract costs of $5.5 million, and depreciation and amortization of property and equipment of $1.7 million. Changes in operating assets and liabilities reflected cash inflows from a $16.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $5.6 million increase in accrued compensation primarily due to withholdings on the ESPP and increased headcount, a $4.3 million decrease in accounts receivable due to timing of cash collections, and a $1.1 million increase in accounts payable, accrued expenses and other liabilities. These amounts were partially offset by a $10.9 million increase in deferred contract costs due to commissions paid on new bookings and a $4.9 million increase in prepaid expenses and other assets related to prepayments made in advance for future services.
Investing Activities
Cash used in investing activities for the nine months ended October 31, 2020 of $46.0 million consisted of purchases of available-for-sale investments of $153.3 million, cash paid for the Rundeck acquisition, net of cash acquired of $49.7 million, and purchases of property and equipment of $3.4 million primarily to support additional office space for our Atlanta office and purchases of computers for new employees. This was partially offset by proceeds from sales and maturities of investments of $160.7 million.
Cash used in investing activities for the nine months ended October 31, 2019 of $172.7 million consisted of purchases of investments of $178.4 million, and purchases of property and equipment of $3.2 million to support additional office space for our San Francisco and Atlanta offices and purchases of computers for new employees, which were partially offset by proceeds from maturities of held-to-maturity investments of $9.0 million.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2020 of $251.9 million consisted primarily of net proceeds of $278.7 million related to the issuance of the Notes, proceeds of $9.7 million from the exercise of stock options. and proceeds from the ESPP of $3.6 million. This was partially offset by purchases of the Capped Calls of $35.7 million.
Cash provided by financing activities for the nine months ended October 31, 2019 of $220.7 million consisted primarily of net proceeds from the initial public offering of $220.1 million, after underwriting discounts and commissions and proceeds from the exercise of stock options and repayment of a promissory note of $6.3 million, partially offset by $5.6 million in payments related to costs associated with our initial public offering.
Contractual Obligations and Commitments
Except for the Notes, there were no material changes during the nine months ended October 31, 2020 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 19, 2020.
For further information on our commitments and contingencies, refer to Note 11, “Commitments and Contingencies”, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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

Off-Balance Sheet Arrangements
We do not currently have and, as of October 31, 2020 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other than as set forth below, there have been no significant changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on March 19, 2020, that had a material impact on our condensed consolidated financial statements and related notes.
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
Business Combinations and Valuation of Goodwill and Intangible Assets
The Company applies the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. We allocate the purchase consideration to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.
Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. Goodwill is evaluated for impairment at the consolidated level, as we operate as a single reporting unit.
Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships, and tradename, resulting from our acquisition. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended January 31, 2020, which was filed with the SEC on March 19, 2020, other than interest rate risk as set forth below, and market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. Refer to Item 1A, “Risk Factors”, for further discussion of the possible impact to our business.
Interest Rate Risk
In June 2020, we issued the Notes with an aggregate principal amount of $287.5 million. The Notes have a fixed annual interest rate of 1.25%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 4, “Fair Value Measurements” to our condensed consolidated financial statements for more information.

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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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
There have been no material changes to the Risk Factors described under "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2020 and under “Part II--Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended April 30, 2020 and July 31, 2020, other than as set forth below.
We have acquired, and may in the future acquire, other businesses, which could require significant management attention, disrupt our business, or dilute stockholder value.
As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the third quarter of fiscal year 2021 we acquired Rundeck, a leading provider of DevOps automation for enterprise. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience making acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the anticipated benefits from such acquisitions, due to a number of factors, including:
•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;
•difficulty integrating and retaining the personnel, intellectual property, technology infrastructure, and operations of an acquired business;
•ineffective or inadequate, controls, procedures, or policies at an acquired business;
•multiple product lines or services offerings, as a result of our acquisitions, that are offered, priced, and supported differently;
•potential unknown liabilities or risks associated with an acquired business, including those arising from existing contractual obligations or litigation matters;
•inability to maintain relationships with key customers, suppliers, and partners of an acquired business;
•lack of experience in new markets, products or technologies;
•diversion of management’s attention from other business concerns; and
•use of resources that are needed in other parts of our business.

In addition, a significant portion of the purchase consideration of companies we acquire may be allocated to acquired goodwill. We review goodwill for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to record impairment charges based this assessment, which could adversely affect our results of operations.
We may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate acquisitions, or the people or technologies associated with those acquisitions, the results of operations of the combined company could be adversely affected. Any integration process will require significant time, resources, and attention from management, and may disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.
Any acquisition we complete could be viewed negatively by users, developers, partners, or investors, and could have adverse effects on our existing business relationships. In addition, we may not successfully evaluate or utilize acquired technology or accurately forecast the financial impact of an acquisition transaction, including accounting charges.
We may have to pay a substantial portion of our available cash, incur debt, or issue equity securities to pay for any such acquisitions, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

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
Acquisition
As partial consideration for our acquisition of Rundeck, on October 1, 2020 we issued 1,499,651 shares of our common stock to certain former holders of capital stock of Rundeck (the “Holders”).
The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the Holders represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Holders represented that such Holders (i) understood that the shares had not been registered under applicable federal and state securities laws, (ii) has the ability to bear the economic risks of their investments, (iii) acquired the shares for investment purposes and not with a view to resale, and (iv) will not sell or otherwise dispose of the shares while they are subject to restricted securities legends in the absence of registration or an applicable exemption from registration requirements; (4) each Holder or their purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares; and (5) appropriate legends were placed upon the book-entry positions representing the shares. A portion of the shares issued to the founders of Rundeck are subject to certain time-based and milestone-based vesting.
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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of September 20, 2020, by and among PagerDuty, Inc., a Delaware corporation, Reef Merger Sub I, Inc., a Delaware corporation, Reef Merger Sub II, LLC, a Delaware limited liability company, Rundeck, Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as securityholder representative	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this December 4, 2020.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Karen Walker
Karen Walker
Senior Vice President, Finance
(Principal Accounting Officer)