Form 10-K
period 2021-01-31
PagerDuty, Inc.
filed 2021-03-19
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the annual period ended January 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7265(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 31, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.9 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 16, 2021, there were approximately 83,057,916 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2021.

PAGERDUTY, INC.
FORM 10-K
For the Year Ended January 31, 2021

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
•our existing cash and cash equivalents and cash provided by sales of our cloud- hosted software subscriptions being sufficient to support working capital and capital expenditures for at least the next 12 months;
•our ability to successfully identify, acquire, and integrate complementary companies, technologies, and assets;
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
RISK FACTOR SUMMARY
Our business is subject to many risks and uncertainties, as more fully described in Item 1A “Risk Factors.” You should read these risks before you invest in our common stock. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•The ongoing global COVID-19 pandemic and any related economic downturn could harm our business, results of operations, and financial condition.
•Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may decline, fail to grow or fail to grow significantly, and we may incur additional operating losses.
•If we are unable to attract new customers, our revenue growth will be adversely affected.
•If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.
•We derive substantially all of our revenue from a single product.
•The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.
•Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
•If we are unable to enhance and improve our platform or develop new functionality or use cases, our revenue may not grow.
•Our security measures have on occasion in the past been, and may in the future be, compromised. If our, our customers', or our third-party providers' security measures are compromised, or unauthorized access to the data of our customers or their employees, customers, or other constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation and business would be damaged, we may incur significant liabilities, and the value of our business and common stock may decrease.

•Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
•Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.

PART I.
Item 1. Business
Overview
PagerDuty is a digital operations management platform that empowers the right action, when seconds matter.
Our platform, which includes our auto remediation software, is the best way to manage urgent, mission-critical work—and keep digital services always on. It sits at the center of a company’s digital ecosystem ingesting signals and using machine learning and automation to prevent and automate real time work, predict and avoid downtime. We enable teams to reduce outages, improve productivity and accelerate digital transformations.
We collect data from virtually any software-enabled system or device and combine it with human response data correlating and processing it to understand digital opportunities and issues that need to be addressed in real-time. Using the world’s broadest integrations, event management, automated remediation and diagnostics, and human driven runbook automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours, days or even weeks like legacy solutions.
Companies across nearly every industry are undergoing digital transformation in response to their customers’ shift to digital channels. This drives strategic imperatives for our customers: digital acceleration, cloud migration, and DevOps transformation. Our digital operations platform empowers customers across verticals and geographies as they tackle these imperatives by cutting through complexity, redundant work, and providing new ways of delivering differentiated digital services. As companies’ digital operations become more complex, growing to comprise hundreds or thousands of interrelated services—both in the cloud and on-premise—executing on the promise of digital transformation is becoming increasingly challenging. Consumers have become used to bespoke experiences in real-time. They want to have food delivered to their home from the restaurant of their choice within an hour; stream a movie of their choice on an iPhone while waiting in line at the airport; or do their holiday shopping from the couch with a few clicks. Delivering a great digital experience, free from slowdowns and outages, is an imperative because anything less than a perfect experience can result in lost revenue, customer churn, reduced productivity, and reputational damage. PagerDuty’s platform empowers our customers to handle this critical real time work as they embrace the necessities of digital acceleration, cloud migration and DevOps transformation to meet their customers where they are.
PagerDuty was founded to support the DevOps movement by breaking down silos between technical teams, like developers and operators, enabling a culture of accountability and collaboration. Our platform’s initial focus was on the software developers who are the owners and architects of the customers’ digital experience and enterprises’ digital transformation. To drive trials and earn trust within the developer community, PagerDuty’s platform is designed to find, adopt, and scale with a rapid return on investment for the user and the company. We embrace agile methodology and the DevOps culture of empathy, autonomy, trust, and continuous innovation. Through this mindset, we seek to improve the lives of our users by designing our product from the ground up for real-time, business critical work. We do this by providing smarter workflows, improved automation, collaboration tools, and continuous learning through advanced analytics.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for technical teams to one that serves many roles across the company, delivering a real time source of truth to security, customer service, and executive stakeholders alike. Growing from an on-call tool into a full digital operations management platform, spanning incident response, on-call management, business visibility, advanced analytics, and AI Ops capabilities across automation and event management to reduce the noise, interruptions and redundant tasks from our customer’s lives. We have invested in developing the scalability, reliability, and security of our platform, allowing us to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem now includes over 500 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. Those same integrations allow PagerDuty to connect with popular collaboration tools and business applications as well as all types of technology stacks to drive automation of work.

We generate revenue primarily from cloud-hosted subscription fees with the majority of our revenue from such arrangements. We offer a three-tiered range of pricing plans aligned with our customers’ needs and the sophistication of their digital operations. In addition, our Rundeck automation offering is available on a subscription basis. We also offer a “freemium” plan for less than five users to introduce new users to the platform. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with high-velocity inside sales focused on small and medium businesses, a commercial team focused on mid-market customers, and a field sales team focused on enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.
Our business has experienced rapid growth since our inception. For the fiscal years ended January 31, 2021 and 2020, our revenue was $213.6 million and $166.4 million, respectively. We continue to invest in our business and had a net loss of $68.9 million and $50.3 million, for the fiscal years ended January 31, 2021 and 2020, respectively.
How Our Platform Works
Our platform sits at the heart of a company’s technology ecosystem, combining the power of machine automation with human action to mobilize teams of experts, particularly across DevOps, ITOps and customer service representatives, who work together in real-time to deliver, maintain, optimize, and fix problems with critical digital services in minutes and seconds. Our platform incorporates AI and machine learning capabilities that help predict and automate prevention of issues, while also offloading any menial, repetitive tasks, to direct the more time sensitive mission critical work to the right people for the job. Thanks to our secure, reliable platform, the teams who use PagerDuty spend less time on frustrating tasks and toil—and more time focused on creating new and better digital experiences. The graphic below illustrates how our platform works.
PagerDuty ingests signals in real time across our customers digital ecosystem and instantaneously correlates across them and decides which signals require action. We then assess three possible paths for remediation.
•Machine Automation. For incidents that do not require human intervention, PagerDuty uses auto-remediation to eliminate the manual toil of incident response so teams can spend less time reacting and more time on valuable tasks that improve customer experience. We run diagnostics and trigger remediation sequences in order to avoid the need to interrupt skilled workers if possible. These diagnostics include steps normally managed by humans, such as restarting servers and ramping CPU capacity, among other diagnostics.
•Team Mobilization. Once an incident or potential incident is identified, if required, we manage the process of bringing together the responsible team members across DevOps, ITOps, Customer Support and Service, and other business functions, to inform on and resolve the incident before it can impact customers. We provide teams with pre-gathered rich contextual information about the incident so they can take the right action in real time. We provide our capabilities natively, or within the tools that teams work in, promoting a “work where you are” environment whether that is in common applications such as Slack, Teams or Zoom, or more technical environments. We engage teams using their preferred communication channels, with notifications via email, SMS, voice, and push notifications to ensure the most rapid acknowledgement of issues and reducing critical time to resolve.
•Combine Machine Automation and Team Mobilization. PagerDuty combines machine automation technology with team mobilization to serve up a proposed automation routine to the right responder, with the option to initiate it with the click of a button. PagerDuty is the only company to combine machine automation and team mobilization, in response to real-time, mission critical workflow. This enables tier one responders with easy press-button automation of powerful remediation steps to cut critical minutes out of outages and incidents.
The center of our customers digital ecosystems
PagerDuty ingests and contextualizes signals to filter out noise and then mobilizes the appropriate response, whether it is automated or a human response. Our approach helps us aggregate related signals into an incident that teams can act on. When these digital signals require teams to respond, it’s supported where your responders live, in tools like Slack, Teams and Zoom, and via bi-directional integrations to your ITSM tools. We also provide technology leaders, technical responders, and business owners a shared, real-time view into the business impact of an incident.
PagerDuty empowers the full ROI of our customers’ tool stack, using machine learning, automation, auto-remediation, and self-healing to bring together the right people with the right information to generate the appropriate action, in real time, when seconds matter.
Technology Differentiators of Our Platform
We have invested aggressively in research and development to build innovative products that deliver value to our customers. Our cloud-native platform is differentiated based on a broad range of attributes:
•Built for real time. Our platform manages today’s complex and contemporary digital services. These are microservice based environments that are constantly changing state. That requires managing the entire service lifecycle from collecting data, interpreting digital signals, orchestrating a response when needed, and providing insights—all in real time. There is no concept of queued tickets or queued work in our platform because we are built to understand these situations and solve incidents within seconds or minutes, not hours or days.
•Nearly 12 years’ of data from over 13,500 customers. As pioneers in digital operations management, we have a rich repository of machine-generated data and human response data. We utilize our data from every incident and leverage it across our platform, allowing us to build advanced machine-learning capabilities, provide richer contextual insights to teams, and share in-depth analytics, benchmarking, and best practices with our customers. We combine machine and human response data with business metrics to provide users visibility into the real-time business impact of incidents.
•Over 500 integrations across the technology ecosystem. We have invested extensively in an ecosystem that includes over 500 integrations, allowing us to harness data from software-enabled systems and devices. We have deep integrations to a range of widely-used technologies, such as AWS, Datadog, HashiCorp, New Relic, and Splunk, and bi-directional integrations into Atlassian, Microsoft VSTS, Salesforce, ServiceNow, and Slack. Our integrations support a broad range of use cases including developers, IT, security, support, and other business functions. We provide capabilities through which our users can easily build integrations themselves and connect our products with other third-party technologies.
•Breadth of functionality. We provide our customers with a complete platform that spans end-to-end digital operations management needs: harness digital data, make sense of data, respond and engage teams, and analyze and learn from a team’s actions. We have continued to extend our core capabilities around on-call management and modern incident response to include event intelligence and business visibility. We have embedded machine learning, automation, insights, and best practices across our products to help our customers realize value quickly.
•Proactive. We are leading a shift from efficient response to proactive and predictive action to help teams prevent incidents from occurring.
•Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure including multiple cloud regions, communications network, and a single DNS provider from a leading cloud provider. We run entirely in production, with no maintenance windows, so our customers can rely on always-on delivery. We have delivered 99.99% uptime to our customers over the past 24 months. Security is a critical customer requirement, and we have adopted governance, access control, and vulnerability testing to support the needs of our most sophisticated customers.
•Designed for the user. Our software is easy to adopt and use. We provide a simple, self-service onboarding experience so teams can be up and running in minutes. Our products are mobile-first and include intuitive navigation. Customers can easily extend our platform across teams and multiple use cases within an organization.
•Technology agnostic. We are agnostic to our customer’s technology stack and provide them the choice to use best-of-breed technologies that meet their needs. We are flexible, modular, and open in our approach to building our platform and a powerful and broad featured API to enable rapid integrations into even the most complex environments. Our open technology and broad range of integrations ensures that we can effectively co-exist with our customer’s technology.
Our Growth Strategies
•Land new customers across enterprises of all sizes. We will continue to target new customers by leveraging our trusted brand and highly efficient go-to-market strategy that combines self-serve viral adoption with a focused direct sales effort. We will continue to build on our partner ecosystem to drive awareness and adoption of our products. We will continue to target our potential customers with community building and marketing programs that include digital campaigns, our annual user conference, broader industry events, customer marketing activities, and user meet-ups.
•Expand usage within our existing customer base across development, IT operations and security operations user groups, as well as with new user groups such as customer service and support. Development and IT professionals often make an initial purchase of our platform for a small number of users and then expand users over time. We will continue to work with customers to demonstrate how additional users can help accelerate organizational benefits. We see significant growth opportunities within the development and IT operations, security operations, and customer service and support communities and estimate that we have penetrated less than 1% within this group of professionals. We intend to increase our inside and field sales and customer success efforts as well as leverage partners to continue to drive adoption across our existing customers.
•Introduce new products and functionality. Our ability to develop innovative capabilities and introduce new products has been integral to our success and we will continue to invest in our platform to deliver greater value to our customers. We will continue to make investments in research and development to bolster our existing products, increase the reach of our integrations, and innovate on our platform, particularly around event intelligence and AIOps, automation, business visibility, analytics, and the application ecosystem. Our expanding portfolio of products provides us additional opportunities to upsell and cross-sell into our customer base. In addition to internal development, we can expand our product portfolio and offerings through acquisitions.
•Grow our international presence. We have a large and global customer base that is passionate about our product. We intend to build on our success to date and grow our sales outside North America. The self-service, low friction nature of our offering allows us to easily expand our reach into other regions where we see significant opportunity. We intend to grow our presence in international markets in order to accelerate new customer acquisition and existing customer expansion, particularly throughout EMEA and Asia Pacific and Japan. Our international operations generated 24% of our revenue in the fiscal year ended January 31, 2021.
•Expand use cases across all teams and business stakeholders. We believe that there is a large opportunity for organizations to expand adoption beyond development and IT operations to additional use cases such as customer service and support, security operations, business operations, and industrial operations. We intend to enable and encourage our customer base to further promote the extensibility of our products to address additional use cases. We will continue to invest in our product and ecosystem to build rich capabilities to support expansion of use cases.
Our Market Opportunity
Every business across every industry is undergoing digital transformation. We believe our platform addresses any team member who is associated with the development, delivery, and operations of the digital experience. Our platform has demonstrated core use cases across development, IT operations, customer service and support and security operations. We estimate that in 2021, there are approximately 72 million potential users worldwide in the development, IT operations, customer service and support, and security operations segments, comprised of:
•22.0 million development personnel
•20.8 million IT operations personnel
•27.4 million customer service and support personnel
•1.6 million security operations personnel
We estimate our total addressable market is over $25 billion. To calculate our total addressable market, we multiply our estimate of 72 million potential users by our average revenue per user, including our new products such as Digital Operations and Rundeck. We currently have less than 1% penetration within these markets. In addition to our core use cases, we are seeing our customers use our platform across their business operations and industrial operations. We cannot assure you that the average revenue per user can be realized across our total addressable market of potential users.
Delivering on our promise of digital transformation is a top priority for companies as they fight to stay relevant to their customers. We believe spending on development, IT operations, customer service and support, and security operations will increasingly shift toward processes that enable digital transformation, including digital operations management.
PagerDuty Platform for Digital Operations Management
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
PagerDuty Modern Incident Response
PagerDuty Modern Incident Response builds on On-Call Management by adding the automation, collaboration, and best practice tools to enable rapid response across multiple team members. Modern Incident response includes workflow automation through response plays, collaboration tools, business-wide stakeholder communications, and postmortems. Response plays automate the engagement of cross-functional teams in real time and automates diagnostic or remedial actions while enabling teams to be proactive. Modern Incident Response supports best practice postmortem analysis and provides bi-directional integration with information technology service management tools like ServiceNow. For example, the immediate resolution of an incident in PagerDuty could automatically create a ticket in ServiceNow for follow-up activity, such as ordering a new server.
PagerDuty Runbook Automation

PagerDuty Runbook Automation empowers users with the ability to create workflows that span different scripts, tools, APIs and system commands to safely hand off the knowledge required to use these tools correctly and consistently. With this self service functionality, organizations can safely extend operations privileges to other teams and business units.
PagerDuty Intelligent Event Management
PagerDuty Intelligence Event Management (AI Ops) applies machine learning to correlate and automate the identification of incidents from billions of events. Event Intelligence groups related events into a single incident, performs advanced suppression to prevent notification of non-actionable events, and continuously learns from similar incidents to provide teams better context and insight. Our Event Intelligence capabilities allow teams to reduce manual work and be more productive.
PagerDuty for Customer Service
PagerDuty for Customer Service makes it easy to orchestrate, automate, and scale your response to customer impacting issues. With real-time data, two-way communication, and a fully integrated tool stack, we provide what our customers need to act as a unit and resolve issues faster together while also providing customers with proactive and clear information on service status, resolution activities, and even the ability to escalate, right from within today’s most populated case management platforms.
PagerDuty Analytics
PagerDuty Analytics enables users to answer every question across incidents, services and teams and easily slice and dice the data to dial in on all aspects of operations. Recommendations drives quick and confident decisions to improve operational maturity. Operational report cards lets organizations review the impact of incidents and align leaders to drive improvements at every level. Analytics can also be embedded into Slack, right where you work to help avoid context switching, making analytics part of daily routines.
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
Scalable and Reliable Infrastructure
Our platform was designed from the ground up for scalability and reliability to address the requirements for the most demanding and innovative organizations. Scalability can take multiple forms—growth from new customers signing up to use the platform and existing customers expanding their use of PagerDuty, as well as spikes in traffic from large-scale incidents.
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
As of January 31, 2021, we had a global customer base of over 13,500 customers of all sizes across a broad variety of industries, including more than one-third of the Fortune 500. No single customer represented 10% or more of our revenue for the fiscal year ended January 31, 2021.
Customer Success
We are committed to the success of our customers. This means delivering performance improvements that enable our customers to drive their cloud migration, DevOps Transformation, and Digital Acceleration. The key to delivering recurring value is rapid implementation with a focus on continuous improvement throughout our relationship. We assist our customers by expanding their ability to operate in real-time via cross functional workflows in engineering, IT, security, customer support, executive leadership, and across their entire employee base.
The Customer Success team is structured to provide expertise through the entire customer lifecycle from onboarding, adoption of our platform, business value realization and renewal. We provide in-depth instructor-led courses to certify our customers and partners on products, technology, and best practices. The support teams respond to our customers’ queries related to our products via a multi-channel environment from no-fee to paid 24/7 support with service level agreements. Technical industry experts, architects, and consultants assist customers with rapid deployment with workflow optimization and PagerDuty best practices. The renewals team works proactively to reduce churn/downgrade and provide customers with a positive on-time renewal experience.
In addition, we provide a range of self-service capabilities including a comprehensive online repository for information around technical documentation, integration guides, training videos, an online forum for our customers to ask questions and get answers from the broader community, and best practices around key topics such as incident response and APIs for application integration are open sourced and accessible to everyone.
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
Sales
We employ a highly efficient go-to-market strategy that combines viral adoption through word of mouth, user-centric content marketing, and grass roots brand development with a high-velocity inside sales model that drives both the initial land of new customers and the subsequent expansion into broader use cases, increased users, and premium functionality. We also target senior IT and business operations management at companies from mid-market to the largest enterprises through inside and field sales strategies to pursue larger-scale deployments.
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
Competition
The market for digital operations management is nascent, fragmented, and constantly evolving. We primarily compete against manual processes, in-house solutions, and software providers that may compete against certain components of our offering. Our primary competitors include Atlassian OpsGenie and Splunk On-Call (formerly VictorOps).
We compete on the basis of a number of factors, including:
•platform functionality and breadth of offering;
•integrations;
•performance, security, scalability, and reliability;
•real-time response, workflow, and automation capabilities;
•focus on modern, contemporary digital services and operations
•brand recognition, reputation, and customer satisfaction;
•ease of implementation and ease of use, and;
•time-to-value, total cost of ownership, and return on investment.
We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leader in the category of digital operations management.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. While we had 11 issued patents and six patent applications pending examination in the United States as of January 31, 2021 that with respect to the issued patents are expected to have terms ending between 2033 and 2040, and we actively seek patent protection covering inventions originating from our company, we do not believe that we are materially dependent on any one or more of our patents. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States.
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
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 14, “Geographic Information” of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Human Capital
Our corporate culture is a critical component of our success and we will continue taking steps to help foster innovation, teamwork, diversity, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ well-being, and foster their growth and development. As of January 31, 2021, we had 783 employees, of which approximately 70% were in the United States and 30% were in our international locations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Inclusion, Diversity, and Equity

At PagerDuty, we seek to enable employees of all backgrounds to be champions, facilitators, and practitioners of Inclusion, Diversity, and Equity (“ID&E”) everywhere. Regardless of identity, it is important that all our employees feel welcome, safe, and heard. Our ID&E mission is to activate the potential of all employees through systemic and programmatic equity, sustainable community development, and life-altering learning experiences. Our ID&E vision is a people-first, data-driven organization where power is equitably distributed across the mosaic of our employees’ identities.
As we work to meet our diversity goals, it is important that every employee feels accepted, supported, and able to be their authentic self. We do this by creating initiatives to invest in equitable and sustainable communities, which help employees mobilize and take action. Our goal is for PagerDuty to be a people-first organization where opportunity is equitably distributed among all employees. Our Employee Resource Groups (“ERG”)—networks of employees with shared characteristics, interests, and experiences—are a critical element in how we achieve this goal and engage with employees. The ERGs are the cultural backbone of our vibrant community and support our ID&E efforts through education, awareness, and celebration.
Additional information on our diversity and inclusion strategy, diversity metrics and programs can be found on our website at pagerduty.com/careers/diversity/. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Compensation, Benefits, and Well Being
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. To ensure alignment with our short- and long-term objectives, our compensation programs employees include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of benefits including comprehensive health and welfare insurance, generous time-off and leave, and retirement support. We provide emotional well-being services through our Employee Assistance Program and a variety of interactive applications.
In response to the COVID-19 pandemic, we have temporarily closed all of our offices, transitioned our employees to work remotely, and implemented travel restrictions on all business-related travel. We have extended our paid time off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. In addition, we are providing allowances to our employees to cover expenses related to transitioning to a work from home environment. We also continue to offer local employee assistance programs to employees if needed. In addition, we have added several company-wide paid days off to help employees balance their work and life responsibilities.
Employee Engagement and Development
We invest significant resources to develop our in-house talent and deepen our employees’ skill sets, both to strengthen our company and help further our employees’ personal career goals. We empower our employees to drive their career development and set personal development objectives in partnership with their managers. To strengthen these conversations, we train managers to partner with employees through career conversations so that they can successfully leverage the many tools in place to support them.
In order to ensure we are listening to our employees, we regularly survey our employees to obtain their views and assess employee satisfaction. We use the views expressed in the surveys to influence our people strategy and policies. We also use employee survey information to gain insights into how and where we work.

Social Responsibility and Environmental, Social and Governance (“ESG”) Initiatives
We launched PagerDuty.org in 2017 to ensure a sustainable contribution to the communities in which we live, work, and service by integrating social impact and sustainability into our business. PagerDuty.org exists to empower those working to make a difference in the world, and to use our technology to help solve difficult challenges. We do so by mobilizing core company assets—our people and product—to help impact organizations deliver on their mission when every moment matters.
We commit 1% of equity, 1% of product, and 1% of employee time to advance positive community impact through the Pledge 1% movement. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation to fund our philanthropic giving. The PagerDuty.org Fund seeks to help save lives by reaching people faster through integrated investments of grants, donated product, and employee expertise in the area of Time-Critical Health. We granted more than $500,000 in 2020 in rapid response funding to support COVID-19 relief (including to the CDC Foundation and World Health Organization COVID Relief Fund) and forward-looking investments to help organizations respond to urgent needs faster to advance health (International Medical Corps, NexLeaf Analytics, and Trek Medics). In 2020, we launched a supporting Just and Equity Communities portfolio with initial investments in voter access and engagement. Our Impact Pricing program provides discounted pricing to nonprofits and social enterprises globally to ensure they can access PagerDuty’s platform for digital operations. We also expanded our volunteer time off policy to support our employees in voting, nonpartisan get out the vote efforts, and peaceful demonstration, and launched new rewards and recognition programs to reward and celebrate our employees for contributing their time and talents.
We made initial investments in ESG in 2020 to ensure that how we operate as a business produces positive impact, conducting an internal assessment with input from a cross-functional ESG Steering Committee and executive support. While many ESG elements are already in place, we identified areas for further development as we build an integrated cross-company ESG strategy in 2021 and complete our first assessment.
Our effort continues through our support for inclusion across the company and the wider technology industry. We have partnered with some of the most promising organizations like Hackbright Academy, Upwardly Global, Path Forward, and Code2020 to improve diversity in our industry and beyond by creating access, offering sponsorship, program advocacy, career coaching, and recruitment opportunities.
To articulate our progress against social impact, equity, and ESG goals and commitments, PagerDuty.org published an inaugural Impact Report. We will track and report annually on our progress against social impact, equity and ESG commitments as we formalize new areas of investment and impact.

Available Information
We make available, free of charge through our website (www.pagerduty.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.
The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.
We announce material information to the public about us, our products and services and other matters through a variety of means, including our website (www.pagerduty.com), the investor relations section of our website (investor.pagerduty.com), our blog (pagerduty.com/blog), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our Twitter account (twitter.com/pagerduty), the Twitter account @jenntejada and Facebook page (facebook.com/pagerduty), in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information.
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
Risks Related to Our Business and Industry
The ongoing global COVID-19 pandemic could harm our business, results of operations, and financial condition.
The COVID-19 pandemic has adversely affected significant portions of our business and could have a material adverse effect on our financial condition and results of operations. We are subject to numerous pandemic-related risks, including those described below. The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and severity of the pandemic, the actions taken to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also materially adversely affect us.
Our customers or potential customers, particularly those most impacted by the COVID-19 pandemic such as small and medium businesses or those in industries such as transportation, hospitality, retail and energy, have reduced and may in the future reduce their IT spending or delay their digital transformation initiatives, which could materially and adversely impact our business. We have seen and may continue to see a decline in the number of users from individual customers as those customers are required to make workforce reductions. We may also experience curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could materially adversely impact our business, results of operations and overall financial performance in future periods.
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
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the pandemic; government responses to the pandemic; impact on our customers and our sales cycles; impact on our customers, industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. The impact of COVID-19 can also exacerbate other risks discussed in this Risk Factors section and throughout this report, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been unpredictable, and additional impacts and risks may arise that we are not aware of or able to respond to appropriately or quickly.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the ongoing COVID-19 pandemic has resulted in increased travel restrictions and extended shutdown of certain businesses in the region and in other parts of the world. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2010 and have experienced net losses since inception. We generated a net loss of $68.9 million, $50.3 million, and $40.7 million for the fiscal years ended January 31, 2021, 2020, and 2019 respectively, and as of January 31, 2021, we had an accumulated deficit of $248.1 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $213.6 million, $166.4 million, and $117.8 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our real-time operations platform effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for the products we offer on our platform;
•maintain or increase the rates at which customers purchase and renew subscriptions to our platform;
•provide our customers with customer support that meets their needs;
•continue to introduce our products to new markets outside of the United States;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
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
In addition, we expect to continue to expend substantial financial and other resources on:
•sales and marketing, including a significant expansion of our sales organization;
•our technology infrastructure, including systems architecture, scalability, availability, performance, and security;
•product development, including investments in our product development team and the development of new products and new functionality for our platform;
•acquisitions or strategic investments;
•international expansion; and
•general administration, including increased legal, accounting, and compliance expenses associated with being a public company.
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
The market for digital operations management solutions, particularly enterprise-grade solutions, is in an early stage of development, and it is uncertain whether this market will develop, and even if it does develop, how rapidly it will develop, how much it will grow, or whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including potential customer awareness of our platform; the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain, and effectively train inside and field sales personnel; our ability to develop or maintain integrations with partners; the effectiveness of our marketing programs; the costs of our platform; and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform might not continue to develop or might develop more slowly than we expect, either of which would harm our growth prospects and operating results.
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
Our ability to sell additional functionality and services to our existing customers may require more sophisticated and costly sales efforts, especially as we target larger enterprises and more senior management who make these purchasing decisions. Similarly, the rate at which our customers purchase additional products and services from us depends on a number of factors, including general economic conditions and the pricing of the additional product functionality and services. If our efforts to sell additional functionality and services to our customers are not successful, our business and growth prospects would suffer.
Our customers have no obligation to renew their subscriptions with us after the expiration of their subscription period. Our subscriptions with our customers are typically one year in duration but can range from monthly to multi-year. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base, in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products and services, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. If our customers do not renew their subscriptions with us, or if they reduce their subscription amounts at the time of renewal, our revenue and other results of operations will decline and our business will suffer. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
We derive substantially all of our revenue from a single product.
Sales of subscriptions to our On-Call Management product account for substantially all of our revenue. We expect these subscriptions to account for a large portion of our revenue for the foreseeable future. As a result, our operating results could suffer due to:
•any decline in demand for our On-Call Management product;
•the failure of our broader platform and other products to achieve market acceptance;
•the market for real-time operations platform not continuing to grow, or growing more slowly than we expect;
•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our platform and products;
•technological innovations or new standards that our platform and products do not address;
•sensitivity to current or future prices offered by us or our competitors; and
•our inability to release enhanced versions of our platform and products on a timely basis.
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
We compete on the basis of a number of factors, including:
•platform functionality and breadth of offering;
•integrations;
•performance, security, scalability, and reliability;
•real-time response, workflow, and automation capabilities;
•focus on modern, contemporary digital services and operations;
•brand recognition, reputation, and customer satisfaction;
•ease of implementation and ease of use; and
•time-to-value, total cost of ownership, and return on investment.
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
Our platform and related products, including our Event Intelligence and Rundeck Runbook Automation, are designed to provide quick, reliable alerts, to communicate information frequently during critical business events, such as information relevant to mitigating the damaging effects of system problems, and to automatically remediate systems problems. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, and we cannot assure you that we are adequately insured against the risks that we face.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:
•health epidemics or pandemics, such as the COVID-19 pandemic, influenza and other highly communicable diseases or viruses;
•fluctuations in demand for or pricing of our platform;
•our ability to attract new customers;
•our ability to retain our existing customers;
•customer expansion rates;
•the pricing and quantity of subscriptions renewed;
•the timing of our customer purchases;
•fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•potential and existing customers choosing our competitors’ products or developing their own solutions in-house;
•our ability to control costs, including our operating expenses;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;
•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;
•the effects of acquisitions and their integration;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform; and
•awareness of our brand and our reputation in our target markets.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. In addition, we expect to continue to incur significant additional expenses due to the increased costs of operating as a public company. If our annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
Because we recognize revenue from the vast majority of our subscriptions over the term of the relevant agreement, downturns or upturns in sales are not immediately reflected in full in our operating results.
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
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to continue enhancing and evolving our real-time operations platform or delivering new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive value at lower prices, more efficiently, more conveniently, more reliably, or more securely than our products, our business, results of operations, and financial condition would be adversely affected.
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
Our ability to increase our customer base and achieve broader market acceptance of our real-time operations platform will depend to a significant extent on our ability to expand our marketing and sales organizations. We plan to continue expanding our direct sales force and partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including inbound marketing and online advertising. The effectiveness of these programs has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and GDPR and other similar privacy initiatives. All of these efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
The occurrence of any defects, errors, disruptions in service, or other performance problems with our software, whether in connection with day-to-day operations, upgrades, or otherwise, could result in:
•loss of customers;
•lost or delayed market acceptance and sales of our products;
•delays in payment to us by customers;
•injury to our reputation and brand;
•legal claims, including warranty and service level agreement claims, against us; or
•diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
The costs incurred in correcting any material defects or errors in our software or other performance problems may be substantial and could adversely affect our business, operating results, and financial condition.

As we continue to pursue sales to new and existing mid-market and enterprise customers, our sales cycle, forecasting processes, and deployment processes may become more unpredictable and require greater time and expense.
While we rely predominantly on self-service purchases to establish new customer relationships, our inside and field sales teams target expansion opportunities with existing mid-market and enterprise customers. Sales to new and existing mid-market and enterprise customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations. As we seek to increase our sales to mid-market and enterprise customers, we face more complex customer requirements, substantial upfront sales costs, less predictability, and, in some cases, longer sales cycles than we do with smaller customers. With mid-market and enterprise customers, the decision to subscribe to our platform frequently may require the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization, and accordingly, sales to mid-market and enterprise customers may require us to invest more time educating these potential customers. Purchases by mid-market and larger enterprise customers are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the subscription terms with enterprises. Our ability to successfully sell our platform to mid-market and larger enterprise customers is also dependent upon the effectiveness of our sales force, including new sales personnel, who currently represent the majority of our sales force. In addition, if we are unable to increase sales of our platform to mid-market and larger enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely affected.
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
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
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense and increasing. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. While the market for such personnel is particularly competitive in Silicon Valley, it is also competitive in other markets where we maintain operations, including Canada. Although uncertain at this time, the current administration's position on the regulatory environment related to immigration may continue with implementation of regulations introduced by the previous administration, limiting the availability of H1-B and other visas. This may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in Canada, which could adversely impact our business, operating results and financial condition. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, we may fail to identify, attract, and retain talented employees who support our corporate culture that we believe fosters innovation, teamwork, diversity, and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed.
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
Our security measures have on occasion in the past been, and may in the future be, compromised. If our, our customers’, or our third-party providers’ security measures are compromised, or unauthorized access to the data of our customers or their employees, customers, or other constituents is otherwise obtained, our platform may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our platform, our reputation and business would be damaged, we may incur significant liabilities, our business operations could be disrupted, and the value of our business and common stock may decrease.
Our business involves the processing, storage and transmission of proprietary, sensitive, or confidential data of our customers and their employees and customers, including personal information. We may use third-party service providers and subprocessors to help us deliver services and process information on our behalf. If we, our service providers, or other relevant third parties have experienced or in the future experience, any security incident that result in, any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, proprietary, sensitive, or confidential data, or any compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in litigation, indemnity obligations, interruption to our business operations, and other possible liabilities, as well as negative publicity, which would damage our reputation and business, impair our sales, and harm our customers.
Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms ranging from malware, phishing, ransomware, man-in-the-middle attacks, session hijacking, denial-of-service, password attacks, viruses, worms and other malicious software programs or cybersecurity attacks to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations or information technology to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities.
Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification by us of any data security incident. Accordingly, security incidents experienced by our competitors, our customers, us, or our service providers may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions, and subject us to third-party lawsuits, regulatory fines, or other action or liability, which could materially and adversely affect our business, results of operations, and financial condition.
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data or that such coverage will continue to be available to us on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.
We make numerous statements in our privacy policies and terms of service, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform, including detailed descriptions of the security measures we employ. Should any of these statements be untrue or become untrue, even through circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the U.S. Federal Trade Commission, state and foreign regulators, and private litigants, and may face interruptions of or required changes of our business practices, the diversion of resources and the attention of management from our business, discontinuance of necessary data processing activities or other remedies, which could materially and adversely affect our business, results of operations, and financial condition.
We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.
We rely upon our marketing strategy of offering a 14-day free trial and lite free version of PagerDuty and an open source version of Rundeck as well as other inbound, lead-generation strategies to generate new sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.
Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
We currently serve our customers from third-party data centers, including those operated by AWS. Our customers need to be able to access our platforms at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of redundant data centers that become active during certain lapses of service or damage at a primary data center, our reputation and business could be harmed.
Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our IT systems and infrastructure to fail, resulting in interruptions in our real-time operations platform. We have from time to time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Any interruptions or delays in our service, whether caused by our products, third-parties, natural disasters, security breaches, or otherwise, could harm our relationships with customers and cause our revenue to decrease or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.
If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our revenue and growth prospects will decline.
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with third-party applications, tools, and software. These third-parties may change the features of their technologies, restrict our access to their applications, tools or other software or alter the terms governing their use in a manner that is adverse to our business and our ability to market and sell our real-time operations platform. Such third parties could also develop features and functionality that limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications, tools, or other software that our customers use, use publicly available APIs for our integrations, or expose APIs for our customers to use, we may not be able to offer the functionality that our customers require, which would negatively affect our results of operations and growth prospects.
Further, we are subject to requirements imposed by mobile application stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users. If we do not comply with these requirements, we could lose access to the application store and users, and our business would be harmed.
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
In January 2018, the Federal Communications Commission, or the FCC, repealed the “network neutrality” rules adopted during the Obama Administration, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the U.S. Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. President Biden supported restoration of the network neutrality rules during his Presidential campaign, and such action is supported by the current Democratic FCC commissioners. It is uncertain whether, or when, the FCC will act to adopt new network neutrality rules or if Congress will adopt similar legislation. To the extent internet service providers, absent network neutrality rules, attempt to interfere with our services, extract fees from us to make our platform available, or otherwise engage in discriminatory practices, our business could be adversely impacted. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise negatively affect our business. At the same time, re-adoption of network neutrality rules could affect the services used by us and our customers by restricting the offerings made by internet service providers or reducing their incentives to invest in their networks. Such actions could limit or reduce the quality of internet access services and have an adverse impact on the quality of the services we provide to our customers.
We provide service-level commitments under our cloud-hosted subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, results of operations, and financial condition.
All of our cloud-hosted subscription agreements contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and delivery requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. We could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2021, 2020, and 2019 customers outside of the United States generated 24%, 22%, and 20%, respectively, of our revenue. We currently have offices in Australia, Canada, the United Kingdom (U.K.), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2021, approximately 30% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions;
•health epidemics or pandemics, such as the COVID-19 pandemic, influenza and other highly communicable diseases or viruses;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad, including as a result of the United Kingdom's withdrawal from the European Union;
•the need to adapt and localize our products for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•potential changes in trade relations, regulations, or laws;
•unexpected changes in laws, regulatory requirements, or tax laws;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•political instability or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
As of January 31, 2021, we had federal net operating loss (“NOL”) carryforwards in the amount of $234.3 million. Beginning in 2030, $56.3 million of the federal net operating losses will begin to expire. The remaining $178.0 million will carry forward indefinitely. As of January 31, 2021, we had state and foreign net operating loss carryforwards in the amount of $9.3 million, and $1.5 million, respectively, which begin to expire in 2031. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
Any of these developments could adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles (“GAAP”), is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and financial condition and could affect the reporting of transactions already completed before the announcement of a change.
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
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls in connection with the implementation of third-party software or otherwise, which could impair our ability to provide products to our customers in a timely manner, limit us to smaller deployments of our products, increase our technical support costs or cause us to be unable to timely and accurately report our financial results in accordance with the rules and regulations of the SEC. In addition, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and may, during the evaluation and testing process of our internal controls, identify one or more material weaknesses in our internal control over financial reporting.
In addition, we rely on hardware and infrastructure purchased or leased from third parties and software licensed from third parties to operate critical business functions. Our business would be disrupted if any of this third-party hardware, software, and infrastructure becomes unavailable on commercially reasonable terms, or at all. Furthermore, any errors or defects in third-party hardware, software, or infrastructure, or delays or complications with respect to the transition of critical business functions from one third-party product to another, could result in errors or a failure of our platform, which could harm our business and results of operations.
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
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents that are issued may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no assurance that others will not independently develop similar products, duplicate any of our products, design around our patents, or register our trademarks. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. In addition, certain countries into which we might expand our business might require us, as examples, to do business through an entity that is partially owned by a local investor, to make available our technologies to state regulators, or to grant license rights to local partners in a manner not required by the jurisdictions in which we currently operate. As we expand our international activities, our exposure to reverse engineering of our technologies and unauthorized copying and use of our products and proprietary information, as well as unauthorized use of our trademarks, may increase.
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
We are subject to evolving and increasingly stringent laws, regulations, contractual obligations, and other legal obligations, particularly those related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business, subject us to litigation, fines, penalties, or adverse publicity and reputational damage, or otherwise adversely affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our solutions.
We and our customers are subject to numerous domestic and foreign laws and regulations relating to privacy, data protection, and information security that govern the collection, use, storage, disclosure, and processing of personal information, including health and financial information, and other information. These laws and regulations are evolving, are subject to significant change, and may result in increasing our exposure to regulatory and public scrutiny, regulatory enforcement actions, litigation, penalties, and sanctions.
Further, privacy, data protection, and information security laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
For example, the General Data Protection Regulation (“GDPR”), which took effect in the EU in 2018, imposes stringent penalties for non-compliance and imposes comprehensive privacy, data protection, and information security obligations on data processors and data controllers, including obligations to enter into contractual privacy, data protection, and information security commitments, cooperate with European data protection authorities, implement security measures, give data breach notifications, and keep records of personal information processing activities. EU member states also have national laws restricting direct marketing communications and the use of cookies and similar technologies. EU data protection authorities have the power to impose fines for violations of the GDPR of up to the greater of €20 million or 4% of a company’s total worldwide global turnover, and restrictions or prohibitions on data processing. Violations of the GDPR may also lead to private litigation. In addition, the UK has enacted legislation equivalent to the GDPR, the Data Protection Act in May 2018. We have taken steps to comply with applicable portions of the GDPR and the UK’s Data Protection Act, but we cannot assure you that such steps will be effective.
European privacy, data protection, and information security laws, including the GDPR, generally restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union recently issued a decision invalidating the EU-U.S. Privacy Shield framework and raised questions on whether one of the primary alternatives to the EU-U.S. Privacy Shield, the European Commission’s Standard Contractual Clauses (“SCCs”), can continue to lawfully be used for personal information transfers from Europe to the United States or most other countries without additional steps. Similarly, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the SCCs. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, Swiss-U.S. Privacy Shield, and the Standard Contractual Clauses. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield framework and raise questions on the viability of the SCCs. EU regulators have proposed a new set of SCCs, which would impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers and may result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe and other countries at significant expense. Inability to transfer personal information from Europe or other countries may decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers.

In addition, it is unclear whether the transfer of personal information from the EU to the UK will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the UK and the EU, transfers of personal information from the EEA to the UK are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the UK before the end of that period, the UK will be considered a “third country” under the GDPR and transfers of European personal information to the UK will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although UK privacy, data protection and information security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the UK will be regulated notwithstanding Brexit.
Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.
States have also begun to introduce more comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.
The CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states may follow California’s lead and increase protections for their residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
The scope and interpretation of the laws and regulations that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. If our policies, procedures, or measures relating to privacy, data protection, information security, marketing, or customer communications fail to comply with applicable laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, which could cause our application providers, customers and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.
In addition to our legal obligations, our contractual obligations relating to privacy, data protection, and information security have become increasingly stringent due to changes in privacy, data protection and data security and the expansion of our service offerings. Certain privacy, data protection and data security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

Further, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy, data protection, and information security laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business.
Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy, data protection, or information security may result in governmental investigations and enforcement actions (including, for example, restrictions or prohibitions on data processing imposed by EU data protection supervisory authorities), litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and results of operations. We may also be contractually obligated to indemnify our customers in the event of our breach of privacy, data protection, and information security laws. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.
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
Our business is subject to regulation by various federal, state, local, and foreign governments. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages and other communications are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations, and financial condition.
Increased government scrutiny of the technology industry could negatively affect our business.
The technology industry is subject to intense media, political and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently subject to any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or artificial intelligence, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenues, or prevent us from offering products or services.
We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners, or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities or that affect the services we can obtain from them. For example, the U.S. government recently has taken action against companies operating in China intended to limit their ability to do business in the U.S. or with U.S. companies. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future.
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
Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may require expensive and time-consuming compliance efforts. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, results of operations, and financial condition.
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
Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control that prohibit the shipment of most products and services to embargoed jurisdictions or sanctioned parties without the required export authorizations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. We have had a limited export compliance program. While we have implemented additional precautions to prevent our products from being exported in violation of these laws, including obtaining authorizations for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control or economic sanctions regulations. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

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
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of our convertible senior notes due 2025, or Notes, or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
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
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could;

• make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
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
Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the respective trading price of the Notes.
The accounting for the Notes is subject to change. Specifically, in August 2020, FASB issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity but also requires the application of the “if-converted method”. We will early adopt this ASU using the modified retrospective method beginning February 1, 2021. While the adoption remains in progress, we expect that the adoption will result in a decrease to our accumulated deficit as of February 1, 2021 related to the interest expense from the amortization of the debt discount.
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
In addition, a significant portion of the purchase consideration of companies we acquire may be allocated to acquired goodwill. We review goodwill for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to record impairment charges based on this assessment, which could adversely affect our results of operations.
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
We may have to pay a substantial portion of our available cash, incur debt, or issue equity securities to pay for any such acquisitions, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and would also subject us to covenants or other restrictions that could impede our ability to flexibly operate our business.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and the value of our common stock may decline.
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our operating results or financial condition;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of subscriptions to our platform and products;
•changes in our projected operating and financial results;

•changes in laws or regulations applicable to our platform and products;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including the impact of the ongoing COVID-19 pandemic, may also negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, especially now that we are no longer an “emerging growth company.”
As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will continue to result in increased costs to us and could have a negative effect on our business, financial condition and results of operations. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. In addition, we are no longer an “emerging growth company” as defined in the JOBS Act as of January 31, 2021, so we will no longer be able to take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, a delay in the timeframe required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, we are required to devote significant management effort and incur additional expenses, which include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others, to ensure compliance with the various reporting requirements. These requirements may also place a strain on our systems and processes. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We have been and will be continuing to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company also requires us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of becoming a public company or the timing of such costs.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.
We continue to invest in more robust technology and in more resources in order to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.
In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.
We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, we will continue to incur significant legal, accounting, and other expenses complying with these rules and regulations. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
We are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required to furnish a report by management on the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with these requirements will continue to require that we incur substantial accounting expenses and expend significant management efforts.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•require the approval of our board of directors or the holders of at least sixty-six and two-thirds percent (66 2/3%) of our outstanding shares of common stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf,
•any action asserting a breach of a fiduciary duty,
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
The provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although the Delaware Supreme Court recently held that such exclusive forum provisions are facially valid, courts in other jurisdictions may find such provisions to be unenforceable. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, and consists of approximately 59,000 square feet of space under a lease that is expected to expire in 2025.
We also have office locations in Atlanta, Georgia; Seattle, Washington; Toronto, Canada; and Sydney, Australia.
Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the COVID-19 pandemic. Our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. As of January 31, 2021, we have not terminated any significant lease arrangements. We believe our facilities are suitable for the conduct of our business should we decide to reopen our facilities in the next twelve months.
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
Holders of Record
As of January 31, 2021, we had 46 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from April 11, 2019 (the date our common stock commenced trading on the NYSE through January 31, 2021 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on April 11, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 11, 2019 of $38.25 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Consolidated Financial and Other Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended January 31, 2021, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of January 31, 2021, 2020, 2019, and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2021	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$213,556	$166,351	$117,823	$79,630
Cost of revenue(1)	30,686	24,579	17,255	12,717
Gross profit	182,870	141,772	100,568	66,913
Operating expenses:
Research and development(1)	64,566	49,011	38,858	33,532
Sales and marketing(1)	122,155	97,350	64,060	47,354
General and administrative(1)	62,431	50,970	39,971	24,343
Total operating expenses	249,152	197,331	142,889	105,229
Loss from operations	(66,282)	(55,559)	(42,321)	(38,316)
Interest income	4,232	5,692	1,249	371
Interest expense	(9,965)	—	—	(702)
Other (expense) income, net	(794)	203	1,032	682
Loss before benefit from (provision for) income taxes	(72,809)	(49,664)	(40,040)	(37,965)
Benefit from (provision for) income taxes	3,906	(675)	(701)	(184)
Net loss	$(68,903)	$(50,339)	$(40,741)	$(38,149)
Other comprehensive gain:
Unrealized gain on investments	206	137	—	—
Total comprehensive loss	$(68,697)	$(50,202)	$(40,741)	$(38,149)
Net loss per share, basic and diluted	$(0.87)	$(0.77)	$(1.90)	$(1.91)
Weighted average shares used in calculating net loss per share, basic and diluted	79,614	65,544	21,410	19,986
______________
(1)    Includes stock-based compensation expense and non-cash charitable contribution expense as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019	2018
	(in thousands)
Cost of revenue	$1,702	$1,018	$282	$385
Research and development	11,095	5,566	8,171	9,796
Sales and marketing(1)	14,733	8,924	3,982	3,831
General and administrative(2)	15,701	11,697	12,860	4,140
Total	$43,231	$27,205	$25,295	$18,152
______________
(1) Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
(2) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.

	Year Ended January 31,
	2021	2020	2019	2018
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$339,166	$124,024	$127,875	$43,999
Investments	221,112	227,375	—	—
Working capital	465,620	289,959	84,028	18,980
Total assets	795,443	435,398	197,234	81,368
Deferred revenue	129,972	92,569	64,104	38,169
Total stockholders’ equity (deficit)	366,727	307,938	(68,930)	(56,365)

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Number of Customers
We believe that the number of customers using our platform, particularly those with whom we have contracted for more than $100,000 in annual recurring revenue (“ARR”), is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and the broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of January 31,
	2021	2020	2019	2018
Customers	13,837	12,774	11,212	9,793
Customers greater than $100,000 in ARR	426	323	228	144

Dollar-based Net Retention Rate

We use dollar-based net retention rate to evaluate the long-term value of our customer relationships; it is driven by our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.

	Year Ended January 31,
	2021	2020	2019	2018
Dollar-based net retention rate for all customers	121%	122%	140%	134%
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

	Year Ended January 31,
	2021	2020	2019	2018
Non-GAAP operating loss	$(19,447)	$(28,354)	$(17,026)	$(20,164)
Non-GAAP operating margin	(9)%	(17)%	(14)%	(25)%
Non-GAAP Operating Loss and Margin
We define non-GAAP operating loss as loss from operations excluding our stock-based compensation expense, charitable contribution—issuance of common stock warrant, amortization of acquired intangible assets, and acquisition-related expenses, which include transaction costs and acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.
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

	Year Ended January 31,
	2021	2020	2019	2018
Loss from operations	$(66,282)	$(55,559)	$(42,321)	$(38,316)
Add:
Stock-based compensation(1)	43,231	27,205	25,295	18,152
Amortization of acquired intangible assets	1,167	—	—	—
Acquisition-related expenses	2,437	—	—	—
Non-GAAP operating loss	$(19,447)	$(28,354)	$(17,026)	$(20,164)
______________
(1) Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021, and $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
Overview
PagerDuty is a digital operations management platform that empowers the right action, when seconds matter.
Our platform, which includes our auto remediation software, is the best way to manage urgent, mission-critical work—and keep digital services always on. It sits at the center of a company’s digital ecosystem ingesting signals and using machine learning and automation to prevent and automate real time work, predict and avoid downtime. We enable teams to reduce outages, improve productivity and accelerate digital transformations.
We collect data from virtually any software-enabled system or device and combine it with human response data correlating and processing it to understand digital opportunities and issues that need to be addressed in real-time. Using the world’s broadest integrations, event management, automated remediation and diagnostics, and human driven runbook automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours, days or even weeks like legacy solutions.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for technical teams to one that serves many roles across the company, delivering a real time source of truth to security, customer service, and executive stakeholders alike. Growing from an on-call tool into a full digital operations management platform, spanning incident response, on-call management, business visibility, advanced analytics, and AI Ops capabilities across automation and event management to reduce the noise, interruptions and redundant tasks from our customer’s lives. We have invested in developing the scalability, reliability, and security of our platform, allowing us to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem now includes over 500 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. Those same integrations allow PagerDuty to connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.
Our platform is easy to adopt and scalable for businesses of all sizes. We generate revenue primarily from both cloud-hosted and term license software subscription fees with the majority of our revenue from such arrangements. We offer a three-tiered range of pricing plans aligned with our customers’ needs and the sophistication of their digital operations. In addition, our Rundeck automation offering is available on a subscription basis. We also offer a “freemium” plan for less than five users to introduce new users to the platform. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with high-velocity inside sales focused on small and medium businesses, a commercial team focused on mid-market customers, and a field sales team focused on enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.
As of January 31, 2021, we had more than 13,500 customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, telecommunications, retail, travel and hospitality, media and entertainment, and financial services. Our customers use our products across a broad range of use cases such as Engineering, IT Operations, Security, and Customer Service. Of these customers, 426 customers have annual recurring revenue (“ARR”) in excess of $100,000, and 26 customers have ARR in excess of $1,000,000. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 12% of our revenue for the fiscal year ended January 31, 2021, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 5% of beginning ARR for the fiscal year ended January 31, 2021. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions monthly and subscriptions with terms of greater than one year annually in advance.
We expand within our existing customer base by adding more users (e.g., more developers), creating additional use cases (e.g., developer to IT), and upselling higher priced packages and additional products. Once our platform is deployed, we typically see significant expansion within our customer base. Our dollar-based net retention rate was 121% for the fiscal year ended January 31, 2021.
We have a highly efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve best-in-class gross margins of over 86% for the fiscal year ended January 31, 2021. Our strong gross margins allow us the flexibility to invest more in our platform and go-to market function while maintaining strong operating leverage on our path to profitability.
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
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and spread of the pandemic; government responses to the pandemic; impact on our customers and our sales cycles; industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we have seen, and anticipate there may continue to be greater variability in the demand of our product from small and medium business customers. We also have experienced an increase in churn and a decline in the number of users that we believe to be associated with the impact of COVID-19, and may continue to see a decline in the number of users if our customers are required to make workforce reductions. Because of this, we have, and may continue to experience declines in customer demand, reduced customer spend or contract duration, and lengthened payment terms that could materially adversely impact our business, results of operations, and overall financial performance in future periods.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We have elected to defer the payment of employer payroll taxes in the nine months ended October 31, 2020. We do not plan to continue to defer the payment of employer taxes in future periods. The CARES Act is not expected to have a material impact on our consolidated financial statements.
Refer to Item 1A, “Risk Factors”, for further discussion of the possible impact of the COVID-19 pandemic on our business.
Acquisition of Rundeck, Inc. (“Rundeck”)
On October 1, 2020, we completed the acquisition of Rundeck Inc. (“Rundeck”), a leading provider of DevOps automation for enterprise. We acquired Rundeck for purchase consideration of $95.5 million in a combination of cash and common stock. We recognized goodwill of $72.1 million which is primarily attributable to synergies created with our current and future offerings and the value of the assembled workforce. Refer to Note 5, “Business Combinations” in the Notes to the Consolidated Financial Statements for further details on the acquisition of Rundeck.

Key Factors Affecting Our Performance
Attracting New Customers
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from mid-market and enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2021, we had over 13,500 customers spanning organizations of a broad range of sizes and industries, compared to over 12,500 as of January 31, 2020.
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
Sustaining Product Innovation and Technology Leadership
Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built highly differentiated platform that will position us to further extend the adoption of our products. While sales of subscriptions to our On-Call Management product account for the substantial majority of our revenue, we intend to continue to invest in building additional products, features and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market and sell these additional products to both new and existing customers.
Continued Investment in Growth
We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our mid-market and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our self-service, low friction customer acquisition model. We also intend to continue to add headcount to our research and development team to develop new and improved products, features and functionality. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
While these numbers are based on what we believe to be a reasonable representation of our customer base for the applicable period of measurement, we rely on a third party to validate legal entities, which uses the best available data at period end, and therefore is subject to change as new information becomes available. In addition, we are continually seeking to improve our methodology, which may result in future changes to our key metrics.
Our key metrics include the results of Rundeck, to the extent applicable, beginning on the acquisition date of October 1, 2020.
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in ARR are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and the broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of January 31,
	2021	2020	2019
Customers	13,837	12,774	11,212
Customers greater than $100,000 in ARR	426	323	228
Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The calculation of dollar-based net retention rate for the year ended January 31, 2021 includes the Current Period ARR of Rundeck customers to the extent that they were PagerDuty customers as of 12 months prior to period end.

	Last 12 Months Ended January 31,
	2021	2020	2019
Dollar-based net retention rate for all customers	121%	122%	140%
Components of Results of Operations
Revenue
We generate revenue primarily from cloud-hosted subscription fees with the majority of its revenue from such arrangements. We also generate an immaterial amount of revenue from term license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription revenue is driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our platform. For our cloud-hosted software subscriptions, we recognize subscription revenue ratably over the term of the subscription period beginning on the date we grant access to our platform, assuming that all other revenue recognition criteria have been met. For our term-license software subscriptions, we recognize license revenue upon delivery and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
Research and development
Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include contractor fees, depreciation of equipment used in research and development activities, acquisition-related expenses and allocated overhead costs. We expect that our research and development expenses will increase in dollar value as our business grows.
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
Interest Expense

Interest expense consists primarily of contractual interest expense and amortization of the debt discount and debt issuance costs on our 1.25% Convertible Senior Notes (the “Notes”) due 2025. Refer to Note 8, “Debt and Financing Arrangements” for additional details.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of accretion income and amortization expense on our held-to-maturity and available-for-sale investments, foreign currency transaction gains and losses, and sublease income related to our San Francisco lease, which expired in the fiscal year ended January 31, 2019.
Benefit from (Provision for) Income Taxes
Benefit from (provision for) income taxes consists primarily of the benefit associated with the reduction in our valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Rundeck in the fiscal year ended January 31, 2021. This also includes income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized for all years presented.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Revenue	$213,556	$166,351	$117,823
Cost of revenue(1)	30,686	24,579	17,255
Gross profit	182,870	141,772	100,568
Operating expenses:
Research and development(1)	64,566	49,011	38,858
Sales and marketing(1)	122,155	97,350	64,060
General and administrative(1)	62,431	50,970	39,971
Total operating expenses	249,152	197,331	142,889
Loss from operations	(66,282)	(55,559)	(42,321)
Interest income	4,232	5,692	1,249
Interest expense	(9,965)	—	—
Other (expense) income, net	(794)	203	1,032
Loss before benefit from (provision for) income taxes	(72,809)	(49,664)	(40,040)
Benefit from (provision for) income taxes	3,906	(675)	(701)
Net loss	$(68,903)	$(50,339)	$(40,741)
______________

(1)    Includes stock-based compensation expense and non-cash charitable contribution expense as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$1,702	$1,018	$282
Research and development	11,095	5,566	8,171
Sales and marketing(1)	14,733	8,924	3,982
General and administrative(2)	15,701	11,697	12,860
Total	$43,231	$27,205	$25,295
______________
(1) Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
(2) Stock-based compensation expense above includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	14	15	15
Gross margin	86	85	85
Operating expenses:
Research and development	30	29	33
Sales and marketing	57	59	54
General and administrative	29	31	34
Total operating expenses	117	119	121
Loss from operations	(31)	(33)	(36)
Interest income	2	3	1
Interest expense	(5)	—	—
Other (expense) income, net	—	—	1
Loss before benefit from (provision for) income taxes	(34)	(30)	(34)
Benefit from (provision for) income taxes	2	—	(1)
Net loss	(32)%	(30)%	(35)%
______________
Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended January 31, 2021 and 2020
Revenue

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$213,556	$166,351	$47,205	28%
Revenue increased by $47.2 million, or 28%, for fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020. The increase in revenue was primarily attributable to the growth from existing customers as well as new customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$30,686	$24,579	$6,107	25%
Gross margin	86%	85%
Gross margin was 86% for the fiscal year ended January 31, 2021 compared to 85% for the fiscal year ended January 31, 2020, improving as a result of efficiency from our cloud native infrastructure. Cost of revenue increased by $6.1 million, or 25%, primarily due to an increase of $4.0 million in personnel expenses as a result of increased headcount, and an increase of $1.3 million in hosting, software, and telecom costs, all of which are to support the continued growth of the business and related infrastructure. This was partially offset by a $0.4 million decrease in travel expenses due to the COVID-19 pandemic.
Research and Development

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$64,566	$49,011	$15,555	32%
Percentage of revenue	30%	29%
Research and development expenses increased by $15.6 million, or 32%, for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020 and increased as a percentage of revenue. The increase was primarily driven by an increase in personnel expenses of $14.5 million as a result of increased headcount to support our continued investment in our platform and an increase of $2.1 million in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs. This was partially offset by a $1.7 million decrease in travel and other personnel expenses due to the COVID-19 pandemic.
Sales and Marketing

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$122,155	$97,350	$24,805	25%
Percentage of revenue	57%	59%
Sales and marketing expenses increased by $24.8 million, or 25%, for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020 and decreased as a percentage of revenue. The increase was primarily due to an increase of $20.7 million in personnel expenses driven by headcount growth, a one-time stock-based compensation charge due to the modification of certain stock option awards, and amortization of deferred contract costs, a $3.9 million increase in marketing and promotional expenses primarily due to increased volume of digital marketing and advertising activities, and an increase in bad debt expense of $1.2 million. These increases were partially offset by a decrease in travel expenses of $3.9 million as a result of the COVID-19 pandemic.
General and Administrative

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$62,431	$50,970	$11,461	22%
Percentage of revenue	29%	31%
General and administrative expenses increased by $11.5 million, or 22%, for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020 and decreased as a percentage of revenue. The increase was primarily driven by an increase of $13.1 million in personnel expenses as a result of increased headcount and an increase of $1.8 million in outside services primarily related to the transaction costs associated with the Rundeck acquisition. This was partially offset by a decrease in travel and other program related expenses of $3.3 million as a result of the COVID-19 pandemic.
Interest Expense

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$(9,965)	$—	$(9,965)	N/A
Interest expense increased by $10.0 million for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, due to contractual interest expense and amortization of the debt discount and issuance costs on the Notes.
Interest Income and Other (Expense) Income, Net

	Year Ended January 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$4,232	$5,692	$(1,460)	(26)%
Other (expense) income, net	$(794)	$203	$(997)	(491)%
Interest income and other income decreased by $1.5 million and $1.0 million, respectively, for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.
Comparison of the Years Ended January 31, 2020 and 2019
Revenue

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$166,351	$117,823	$48,528	41%
Revenue increased by $48.5 million, or 41%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019. The increase in revenue was primarily attributable to the growth from existing customers and, to a lesser extent, from revenue attributable to new customers. Growth from existing customers is attributable to both increases in the number of users and upsells of additional products.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$24,579	$17,255	$7,324	42%
Gross margin	85%	85%
Gross margin was 85% for the fiscal years ended January 31, 2020 and 2019, and while cost of revenue increased by $7.3 million, or 42%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019, the increase was in line with our increase in revenue, resulting in gross margin remaining unchanged year-over-year. This increase in cost of revenue was primarily due to an increase of $2.7 million in hosting, software, and telecom costs to support the continued growth of the business and related infrastructure, an increase of $2.3 million in personnel expenses, and an increase of $1.4 million in allocated overhead costs, both of which are due to increased headcount.
Research and Development

	Year Ended January 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$49,011	$38,858	$10,153	26%
Percentage of revenue	29%	33%
Research and development expenses increased by $10.2 million, or 26%, for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019 and decreased as a percentage of revenue. The increase was primarily driven by an increase in personnel expenses of $4.6 million as a result of increased headcount to support our continued investment in our platform, an increase of $3.9 million in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, and an increase of $0.7 million in outside professional services due to an increase in consulting for engineering services
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
Interest income increased by $4.4 million for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019, primarily due to higher cash and cash equivalents balance and investments balances following our IPO. Other income, net decreased by $0.8 million for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019. The decrease in other income was primarily related to sublease income that we received prior to the sublease expiring in fiscal 2019.
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

	Year Ended January 31,
	2021	2020	2019
	(dollars in thousands)
Gross profit	$182,870	$141,772	$100,568
Add:
Stock-based compensation	1,702	1,018	282
Amortization of acquired intangible assets	373	—	—
Non-GAAP gross profit	$184,945	$142,790	$100,850

Gross margin	86%	85%	85%
Non-GAAP gross margin	87%	86%	86%
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

	Year Ended January 31,
	2021	2020	2019
	(dollars in thousands)
Loss from operations	$(66,282)	$(55,559)	$(42,321)
Add:
Stock-based compensation(1)	43,231	27,205	25,295
Amortization of acquired intangible assets	1,167	—	—
Acquisition-related expenses	2,437	—	—
Non-GAAP operating loss	$(19,447)	$(28,354)	$(17,026)

Operating margin	(31)%	(33)%	(36)%
Non-GAAP operating margin	(9)%	(17)%	(14)%
______________
(1) Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021, and $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
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

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net loss	$(68,903)	$(50,339)	$(40,741)
Add:
Stock-based compensation(1)	43,231	27,205	25,295
Amortization of debt discount and issuance costs	7,808	—	—
Amortization of acquired intangibles assets	1,167	—	—
Acquisition-related expenses	2,437	—	—
Acquisition-related tax benefit	(5,017)	—	—
Non-GAAP net loss	$(19,277)	$(23,134)	$(15,446)
______________
(1) Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021 and $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
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

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$10,095	$(173)	$(5,608)
Less:
Purchases of property and equipment	(4,038)	(5,174)	(3,730)
Capitalized internal-use software costs	(810)	—	(389)
Free cash flow	$5,247	$(5,347)	$(9,727)
Net cash used in investing activities	$(49,320)	$(232,070)	$(4,119)
Net cash provided by financing activities	$254,367	$225,944	$93,599
Quarterly Results of Operations
The following table sets forth our unaudited quarterly statements of operations data for each of the last eight quarters in the period ended January 31, 2021. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual

Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three Months Ended
	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020	January 31, 2021
	(in thousands)
Revenue	$37,314	$40,361	$42,750	$45,926	$49,786	$50,714	$53,772	$59,284
Cost of revenue(1)	5,486	6,106	6,634	6,353	6,963	6,637	7,685	9,401
Gross profit	31,828	34,255	36,116	39,573	42,823	44,077	46,087	49,883
Operating expenses:
Research and development(1)	10,906	11,635	12,619	13,851	15,014	15,535	16,156	17,861
Sales and marketing(1)	21,167	23,786	27,425	24,972	26,736	27,511	34,024	33,884
General and administrative(1)	12,484	13,215	12,765	12,506	13,673	14,480	17,746	16,532
Total operating expenses	44,557	48,636	52,809	51,329	55,423	57,526	67,926	68,277
Loss from operations	(12,729)	(14,381)	(16,693)	(11,756)	(12,600)	(13,449)	(21,839)	(18,394)
Interest income	889	1,967	1,427	1,409	1,353	1,048	974	857
Interest expense	—	—	—	—	—	(1,608)	(4,133)	(4,224)
Other income (expense), net	21	80	245	(143)	19	(431)	(449)	67
Loss before (provision for) benefit from income taxes	(11,819)	(12,334)	(15,021)	(10,490)	(11,228)	(14,440)	(25,447)	(21,694)
(Provision for) benefit from income taxes	(245)	(236)	(244)	50	(231)	(248)	4,839	(454)
Net loss	$(12,064)	$(12,570)	$(15,265)	$(10,440)	$(11,459)	$(14,688)	$(20,608)	$(22,148)
Net loss per share, basic and diluted	$(0.37)	$(0.17)	$(0.20)	$(0.14)	$(0.15)	$(0.19)	$(0.26)	$(0.27)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020	January 31, 2021
	(in thousands)
Cost of revenue	$143	$327	$303	$245	$344	$263	$488	$607
Research and development	860	1,437	1,462	1,807	2,183	2,469	2,807	3,636
Sales and marketing	1,464	2,326	2,295	2,839	2,285	2,870	6,254	3,324
General and administrative	2,345	3,143	3,287	2,922	3,496	4,366	3,910	3,929
Total	$4,812	$7,233	$7,347	$7,813	$8,308	$9,968	$13,459	$11,496

All values from the statement of operations, expressed as percentage of revenue were as follows:

	Three Months Ended
	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020	January 31, 2021
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	15	15	16	14	14	13	14	16
Gross profit	85	85	84	86	86	87	86	84
Operating expenses:
Research and development	29	29	30	30	30	31	30	30
Sales and marketing	57	59	64	54	54	54	63	57
General and administrative	33	33	30	27	27	29	33	28
Total operating expenses	119	121	124	112	111	113	126	115
Loss from operations	(34)	(36)	(39)	(26)	(25)	(27)	(41)	(31)
Interest income	2	5	3	3	3	2	2	1
Interest expense	—	—	—	—	—	(3)	(8)	(7)
Other income (expense), net	—	—	1	—	—	(1)	(1)	—
Loss before benefit from (provision for) income taxes	(32)	(31)	(35)	(23)	(23)	(28)	(47)	(37)
Benefit from (provision for) income taxes	(1)	(1)	(1)	—	—	—	9	(1)
Net loss	(32)%	(31)%	(36)%	(23)%	(23)%	(29)%	(38)%	(37)%
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
Our quarterly gross margins have fluctuated between 84% and 87% in each period presented.
Quarterly Operating Expense Trends
Excluding the impact of stock-based compensation expenses, sales and marketing, research and development, and general and administrative expenses have generally increased over the periods presented above as we increased our headcount used to support growth and expansion in the business. Sales and marketing expenses for the three months ended October 31, 2020 included an increase in stock-based compensation expense related to the modification of certain stock option awards. In addition, general and administrative expenses for the three months ended October 31, 2020 included $1.6 million in transaction costs associated with the Rundeck acquisition.
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

	Three Months Ended
	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020	October 31, 2020	January 31, 2021
	(dollars in thousands)
Loss from operations	$(12,729)	$(14,381)	$(16,693)	$(11,756)	$(12,600)	$(13,449)	$(21,839)	$(18,394)
Add:
Stock-based compensation	4,812	7,233	7,347	7,813	8,308	9,968	13,459	11,496
Amortization of acquired intangible assets	—	—	—	—	—	—	292	875
Acquisition-related expenses	—	—	—	—	—	—	1,786	651
Non-GAAP operating loss	$(7,917)	$(7,148)	$(9,346)	$(3,943)	$(4,292)	$(3,481)	$(6,302)	$(5,372)

Operating margin	(34)%	(36)%	(39)%	(26)%	(25)%	(27)%	(41)%	(31)%
Non-GAAP operating margin	(21)%	(18)%	(22)%	(9)%	(9)%	(7)%	(12)%	(9)%

Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our cloud- hosted software subscriptions, net proceeds we have received from sales of equity securities, and the issuance of our Notes.
On April 15, 2019, upon the closing of our IPO, we received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million.
On June 25, 2020, we issued $287.5 million aggregate principal amount of convertible senior notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting the initial purchasers’ discounts and debt issuance costs of $9.3 million, and purchases of the Capped Calls of $35.7 million, were $242.5 million.
As of January 31, 2021, our principal sources of liquidity were cash and cash equivalents and investments totaling $560.3 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

A significant majority of our customers pay in advance for our cloud- hosted software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2021, we had deferred revenue of $130.0 million, of which $123.7 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$10,095	$(173)	$(5,608)
Net cash used in investing activities	$(49,320)	$(232,070)	$(4,119)
Net cash provided by financing activities	$254,367	$225,944	$93,599
Operating Activities
Our largest source of operating cash is cash collection from sales of our cloud-hosted software subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have had periods in which we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from both private and public sales of equity securities and issuance of the Notes.
Cash provided by operating activities for the fiscal year ended January 31, 2021 of $10.1 million primarily related to our net loss of $68.9 million, adjusted for non-cash charges of $74.2 million and net cash inflows of $4.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $43.2 million, amortization of our deferred contract costs of $11.0 million, amortization of debt discount and issuance costs of $7.8 million, depreciation and amortization of property and equipment and capitalized implementation costs of $5.3 million, and noncash lease expense of $4.4 million. Changes in operating assets and liabilities reflected cash inflows from a $34.7 million increase in deferred revenue resulting from increased billings for subscriptions, an $11.2 million increase in accrued compensation primarily due to increased headcount, and a $0.5 million decrease in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by a $17.6 million increase in accounts receivable due a combination of timing of cash collections and a growth in billings, a $16.9 million increase in deferred contract costs due to commissions paid on new bookings, payments for operating lease liabilities of $4.1 million, and a $2.0 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services.
Cash used in operating activities for the fiscal year ended January 31, 2020 of $0.2 million primarily related to our net loss of $50.3 million, adjusted for non-cash charges of $37.0 million and net cash inflows of $13.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $27.2 million, amortization of our deferred contract costs of $7.8 million, and depreciation and amortization of property and equipment and capitalized implementation costs of $2.3 million. Changes in operating assets and liabilities reflected cash inflows from a $28.5 million increase in deferred revenue, resulting from increased billings for subscriptions, a $3.9 million increase in accrued compensation primarily due to employee contributions on the ESPP and increased headcount, and a $2.6 million increase in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by a $16.0 million increase in deferred contract costs due to commissions paid on new bookings, a $3.6 million increase in accounts receivable due to timing of cash collections, and an increase of $2.1 million in prepaid expenses and other assets related to prepayments made in advance for future services.
Cash used in operating activities for the fiscal year ended January 31, 2019 of $5.6 million primarily related to our net loss of $40.7 million, adjusted for non-cash charges of $32.9 million and net cash inflows of $2.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $19.1 million, expense on the warrant issued in conjunction with a charitable contribution of $6.2 million, amortization of our deferred contract costs of $4.5 million, and depreciation and amortization of property and equipment of $1.7 million. The main drivers of the changes in operating assets and liabilities related to a $25.9 million increase in deferred revenue, resulting primarily from increased billings for subscriptions, a $5.2 million increase in accrued compensation due to an increase in headcount, and a net increase in accounts payable and accrued expenses and other liabilities of $3.3 million. These amounts were partially offset by a $15.5 million increase in accounts receivable, a $13.8 million increase in deferred contract costs due to commissions paid on new bookings, and an increase of $2.9 million in prepaid expenses and other assets related to prepayments made in advance for future services.
Investing Activities
Cash used in investing activities for the fiscal year ended January 31, 2021 of $49.3 million consisted of purchases of investments of $222.0 million, cash paid for the Rundeck acquisition, net of cash acquired of $49.7 million, purchases of property and equipment of $4.0 million primarily to support additional office space for our San Francisco and Atlanta offices and purchases of computers for new employees, and capitalization of internal use software costs of $0.8 million. These costs were partially offset by proceeds from maturities and sales of investments of $227.2 million.
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
Financing Activities
Cash provided by financing activities for the fiscal year ended January 31, 2021 of $254.4 million consisted primarily of net proceeds of $278.2 million related to the issuance of the Notes, proceeds from the exercise of stock options of $14.1 million, and proceeds from our employee stock purchase plan of $6.0 million. This was partially offset by purchases of the Capped Calls of $35.7 million.
Cash provided by financing activities for the fiscal year ended January 31, 2020 of $225.9 million consisted primarily of net proceeds from our IPO of $220.1 million after underwriting discounts and commissions, proceeds from the exercise of stock options of $7.2 million, and proceeds from our employee stock purchase plan of $4.1 million. This was partially offset by $5.9 million in payments related to costs associated with our initial public offering.
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

Contractual Obligations and Commitments
Our principal commitments consist of our convertible senior notes, obligations under operating leases for office space, and contractual commitments for third-party managed hosting and other support services. The following table summarizes our contractual obligations at January 31, 2021:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Convertible senior notes (1)	$303,673	$3,594	$10,782	$289,297	$—
Operating lease commitments (2)	35,431	6,317	20,097	7,698	1,319
Purchase commitments (3)	24,519	21,455	2,920	144	—
Total	$363,623	$31,366	$33,799	$297,139	$1,319
(1) Includes principal and interest payments. For more information regarding our convertible senior notes, refer to Note 8, “Debt and Financing Arrangements”.
(2) Represents obligations under non-cancellable lease agreements for our corporate headquarters and worldwide offices.
(3) Primarily relates to contractual third-party services.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
We have excluded the amount of the liability for uncertain tax benefits as of January 31, 2021 in the table above. As of January 31, 2021, we had $5.1 million of uncertain tax benefits, including interest and penalties, related to uncertain tax positions. The timing of future cash outflows associated with our liabilities for uncertain tax benefits is highly uncertain. As such, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authority.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of January 31, 2021 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We generate revenue primarily from cloud-hosted subscription fees with the majority of our revenue from such arrangements. We also generate an immaterial amount of revenue from term license software subscription fees. Our cloud-hosted software subscription arrangements do not provide customers with the right to take possession of the software supporting the cloud-based products and, as a result, are accounted for as service arrangements. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscription revenue excludes sales and other indirect taxes.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation
Cloud-hosted software subscriptions
The majority of our cloud-hosted software subscriptions allow customers to use our cloud-hosted software over the contract period without taking possession of the software. Our cloud-hosted software subscription agreements generally have monthly or annual contractual terms. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that our platform is made available to a customer. Access to the platform represents a series of distinct services as we continually provide access to, and fulfill our obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. We recognize revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.
Term license software subscriptions
Our subscriptions sold through our on-premise service are primarily term (or time-based) license subscriptions to our platform, which includes both open source and proprietary software as well as support, patches, and the right to receive unspecified software updates and upgrades released when and if available during the subscription. Our term license software subscription agreements generally have annual contractual terms. We account for the license to the software and support as two separate performance obligations. As the open source software is publicly available at no cost to the customer, we have determined that there is no value to be assigned to the open source software in our term license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term license software subscription period has begun. We have concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. We use a time-based output method to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. We recognize support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
In order to determine the stand-alone selling price, we conduct a periodic analysis that requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. To have observable inputs, we require that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. We believe that this analysis results in an estimate that approximates the price we would charge for the product offerings if they were sold separately.
Our cloud-hosted and term-license software subscription arrangements are generally non-cancellable and do not contain refund provisions. We bill for monthly cloud-hosted and term-license software subscriptions on a monthly basis and annually in advance for arrangements with terms of one year or more.
The price of the cloud-hosted and term-license software subscriptions is generally fixed at contract inception and therefore, our contracts do not contain a significant amount of variable consideration. As a result, the amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in previous periods due to changes in the transaction price was not material. Subscription revenue excludes sales and other indirect taxes.
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
Business Combinations and Valuation of Goodwill and Intangible Assets
We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. We allocate the purchase consideration to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.

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
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards and restricted stock units (“RSUs”), is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black Scholes option-pricing model. We estimate the fair value of RSUs at our stock price on the grant date. We recognize compensation expense for employee stock-based payment awards on a straight-line basis over the period during which an award recipient is required to provide services in exchange for the award (generally the vesting period of the award). We account for forfeitures as they occur.
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

Recently Issued and Adopted Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of January 31, 2021, we had cash, cash equivalents and investments totaling $560.3 million, invested in money market funds, U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as available-for-sale investments, including those with stated maturities beyond twelve months, are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, we may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of January 31, 2021, our available-for-sale investments are recorded as current on our consolidated balance sheets.
In June 2020, we issued the Notes with an aggregate principal amount of $287.5 million. The Notes have a fixed annual interest rate of 1.25%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 4, “Fair Value Measurements” to our consolidated financial statements for more information.
As of January 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
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
Item 8. Financial Statements and Supplementary Data

PAGERDUTY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2021 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases effective February 1, 2020, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

Revenue Recognition
Description of the Matter	The Company’s revenue totaled $213.6 million for the year ended January 31, 2021. As described in Note 2 to the consolidated financial statements, the Company generates revenue from subscription fees. In order to recognize revenue, the Company evaluates whether promises made to customers represent distinct performance obligations, the appropriate measure of the transfer of control and when the transfer of control has occurred. These assessments can require significant judgment, particularly when contracts include non-standard terms.

Auditing the Company’s accounting for revenue recognition was complex because certain of the Company’s revenue agreements contained non-standard contractual terms that required significant auditor judgement to determine if distinct performance obligations were created. The proper identification of performance obligations in the Company’s revenue arrangements could have a significant impact on the timing of revenue recognition and the disclosures.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to identify and evaluate performance obligations including identification and consideration of non-standard contractual terms, the transaction price, and the measure of progress of the transfer of control.

Our audit procedures included, among others, reading a sample of contracts and evaluating whether management appropriately identified and considered terms within those documents that would affect revenue recognition, and testing the Company’s evaluation of standalone selling price for its performance obligations. We also evaluated the completeness and accuracy of the underlying data used in management’s determination of standalone selling price and the recorded deferred revenue and revenue amounts.

Convertible Notes
Description of the Matter	As described in Note 8 to the consolidated financial statements, the Company issued $287.5 million of convertible senior notes due in 2025 (Convertible Notes) during the year ended January 31, 2021. The accounting for the transaction was complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transaction was complex as it required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Auditing the Company’s accounting for the Convertible Notes was especially challenging due to the significant judgment required in determining the fair value of the liability component of the Convertible Notes as well as the balance sheet classification of the elements of the Convertible Notes. The Company estimated the fair value of the liability component of the Convertible Notes, absent any embedded conversion features, using an income approach which considers the instrument’s discounted cash flow model. Additionally, the Company performed a detailed analysis of the terms of the Convertible Notes to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Convertible Notes. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes, including the recording of the associated liability and equity components. We also tested the controls addressing the evaluation of the Convertible Notes and the identification and evaluation of specific features and the related accounting.

To test the accounting for the Convertible Notes, our audit procedures included, among others, reading the underlying Convertible Notes agreements, testing management’s application of the relevant accounting guidance, and involving a valuation specialist to assist us in the evaluation of the Company's valuation methodology and testing of the significant assumptions. Our testing of the fair value of the liability component, included, among other procedures, evaluating the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its volatility and implied yield.
Acquisition of Rundeck, Inc.
Description of the Matter
As described in Note 5 to the consolidated financial statements, on October 1, 2020 the Company completed the acquisition of Rundeck, Inc. which was accounted for as a business combination for consideration of $95.5 million.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair value of the identified intangible asset related to customer relationships of $21.8 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value to underlying assumptions about the future performance of the acquired business and because there is relatively limited historical data on which to base those assumptions. The significant assumptions used to estimate the value of the intangible asset included revenue growth rates which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s acquisition accounting, including controls over management’s valuation of the intangible asset acquired.

To test the fair value of the Company's customer relationship intangible asset, our audit procedures included, among others, evaluating the Company's use of the income approach, involving our valuation specialists to assist in testing the significant assumptions described above used to develop the prospective financial information and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors, and we also performed a sensitivity analysis on the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 19, 2021

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PagerDuty, Inc.’s internal control over financial reporting as of January 31, 2021, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, PagerDuty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rundeck, Inc. (“Rundeck”), which is included in the 2021 consolidated financial statements of the Company and constituted less than 2% of total revenues for the year ended January 31, 2021 and less than 1% of total assets as of January 31, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Rundeck.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 19, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

March 19, 2021

PAGERDUTY, INC.
Consolidated Balance Sheets
(in thousands)

	As of January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$339,166	$124,024
Investments	221,112	227,375
Accounts receivable, net of allowance for doubtful accounts of $1,188 and $810 as of January 31, 2021 and January 31, 2020, respectively	55,119	37,128
Deferred contract costs, current	12,330	9,301
Prepaid expenses and other current assets	10,587	7,163
Total current assets	638,314	404,991
Property and equipment, net	12,639	12,369
Deferred contract costs, non-current	19,257	16,387
Lease right-of-use assets	24,691	—
Goodwill	72,126	—
Intangible assets, net	26,633	—
Other assets	1,783	1,651
Total assets	$795,443	$435,398
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,747	$6,434
Accrued expenses and other current liabilities	9,627	7,197
Accrued compensation	28,372	13,911
Deferred revenue, current	123,686	87,490
Lease liabilities, current	5,262	—
Total current liabilities	172,694	115,032
Convertible senior notes, net	217,528	—
Deferred revenue, non-current	6,286	5,079
Lease liabilities, non-current	26,542	—
Other liabilities	5,666	7,349
Total liabilities	428,716	127,460
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.000005 par value per share: 1,000,000,000 shares authorized as of January 31, 2021 and 2020; 82,882,424 and 77,793,540 shares issued and outstanding as of January 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	614,494	487,008
Accumulated other comprehensive income	343	137
Accumulated deficit	(248,110)	(179,207)
Total stockholders’ equity	366,727	307,938
Total liabilities and stockholders’ equity	$795,443	$435,398

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue	$213,556	$166,351	$117,823
Cost of revenue	30,686	24,579	17,255
Gross profit	182,870	141,772	100,568
Operating expenses:
Research and development	64,566	49,011	38,858
Sales and marketing	122,155	97,350	64,060
General and administrative	62,431	50,970	39,971
Total operating expenses	249,152	197,331	142,889
Loss from operations	(66,282)	(55,559)	(42,321)
Interest income	4,232	5,692	1,249
Interest expense	(9,965)	—	—
Other (expense) income, net	(794)	203	1,032
Loss before benefit from (provision for) income taxes	(72,809)	(49,664)	(40,040)
Benefit from (provision for) income taxes	3,906	(675)	(701)
Net loss	$(68,903)	$(50,339)	$(40,741)
Other comprehensive gain:
Unrealized gain on investments	206	137	—
Total comprehensive loss	$(68,697)	$(50,202)	$(40,741)
Net loss per share, basic and diluted	$(0.87)	$(0.77)	$(1.90)
Weighted average shares used in calculating net loss per share, basic and diluted	79,614	65,544	21,410
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2018	36,000,534	$83,204	21,705,352	$—	$31,762	$—	$(88,127)	$(56,365)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	1,382,664	—	1,525	—	—	1,525
Exercise of common stock warrant	—	—	101,905	—	473	—	—	473
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $181	5,272,811	89,819	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	883	—	—	883
Stock-based compensation	—	—	—	—	19,078	—	—	19,078
Warrant issued in conjunction with charitable contribution	—	—	—	—	6,217	—	—	6,217
Net loss	—		—	—	—	—	(40,741)	(40,741)
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$—	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,519,899	—	7,187	—	—	7,187
Vesting of restricted stock units, net of employee payroll taxes	—	—	1,293	—	(16)	—	—	(16)
Exercise of common stock warrants	—	—	737,807	—	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	—	173,023
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	210,775	—	4,117	—	—	4,117
Vesting of early exercised options	—	—	—	—	1,342	—	—	1,342
Stock-based compensation	—	—	—	—	27,205	—	—	27,205
Other comprehensive income	—	—	—	—	—	137		137
Net loss	—	—	—	—	—	—	(50,339)	(50,339)
Balances as of January 31, 2020	—	$—	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,908,262	—	14,107	—	—	14,107
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	379,129	—	(8,207)	—	—	(8,207)
Vesting of early exercised options	—	—	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	—	—	(35,708)	—	—	(35,708)
Shares issued related to a business combination	—	—	1,499,651	—	38,936	—	—	38,936
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	301,842	—	5,986	—	—	5,986
Stock-based compensation	—	—	—	—	43,387	—	—	43,387
Other comprehensive income	—	—	—	—	—	206	—	206
Net loss	—	—	—	—	—	—	(68,903)	(68,903)
Balances as of January 31, 2021	—	$—	82,882,424	$—	$614,494	$343	$(248,110)	$366,727

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(68,903)	$(50,339)	$(40,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,270	2,337	1,692
Amortization of deferred contract costs	10,977	7,780	4,495
Stock-based compensation	43,231	27,205	19,078
Warrant issued in conjunction with charitable contribution	—	—	6,217
Amortization of debt discount and issuance costs	7,808	—	—
Noncash lease expense	4,398	—	—
Other	2,518	(331)	1,440
Changes in operating assets and liabilities:
Accounts receivable	(17,637)	(3,601)	(15,464)
Deferred contract costs	(16,876)	(15,996)	(13,809)
Prepaid expenses and other assets	(2,022)	(2,112)	(2,914)
Accounts payable	316	(1,110)	1,356
Accrued expenses and other liabilities	(810)	3,668	1,931
Accrued compensation	11,184	3,861	5,176
Deferred revenue	34,723	28,465	25,935
Lease liabilities	(4,082)	—	—
Net cash provided by (used in) operating activities	10,095	(173)	(5,608)
Cash flows from investing activities
Purchases of property and equipment	(4,038)	(5,174)	(3,730)
Capitalized internal-use software costs	(810)	—	(389)
Business acquisition, net of cash acquired	(49,656)	—	—
Purchases of held-to-maturity investments	—	(45,736)	—
Proceeds from maturities of held-to-maturity investments	28,040	17,950	—
Purchases of available-for-sale investments	(222,042)	(224,110)	—
Proceeds from maturities of available-for-sale investments	189,901	25,000	—
Proceeds from sales of available-for-sale investments	9,285	—	—
Net cash used in investing activities	(49,320)	(232,070)	(4,119)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $9,302	278,198	—	—
Purchases of capped calls related to convertible senior notes	(35,708)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	89,819
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	220,086	—
Payments of costs related to initial public offering	—	(5,945)	(445)
Proceeds from repayment of promissory note	—	515	—
Proceeds from issuance of common stock upon exercise of stock options	14,098	7,187	1,525
Proceeds from Employee Stock Purchase Plan	5,986	4,117	—
Proceeds from early exercised stock options, net of repurchases	—	—	2,227
Proceeds from issuance of common stock upon exercise of warrants	—	—	473
Employee payroll taxes paid related to net share settlement of restricted stock units	(8,207)	(16)	—
Net cash provided by financing activities	254,367	225,944	93,599
Net increase (decrease) in cash, cash equivalents, and restricted cash	215,142	(6,299)	83,872
Cash, cash equivalents, and restricted cash at beginning of period	124,024	130,323	46,451
Cash, cash equivalents, and restricted cash at end of period	$339,166	$124,024	$130,323

	Year Ended January 31,
	2021	2020	2019
Supplemental cash flow data:
Cash paid for interest	$1,857	$—	$—
Cash paid for taxes	$4	$73	$45
Non-cash investing and financing activities:
Vesting of early exercised options	$507	$1,342	$883
Fair value of common stock issued as consideration for a business combination	$38,936	$—	$—
Purchase of property and equipment, accrued but not yet paid	$572	$1,463	$82
Costs related to initial public offering, accrued but not yet paid	$—	$—	$2,816
Payments related to a business acquisition, accrued but not yet paid	$160	$—	$—
Stock-based compensation capitalized in internal use software	$156	$—	$—
Non-cash additions of property and equipment	$—	$2,212	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$339,166	$124,024	$127,875
Restricted cash—included in other assets	—	—	2,448
Total cash, cash equivalents, and restricted cash	$339,166	$124,024	$130,323
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of PagerDuty. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the valuation of the Company’s stock-based awards, including the determination of fair value of common stock (prior to the closing of the IPO) and the fair value of the employee stock purchase plan (“ESPP”) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, fair value of the liability and equity components of the Convertible Senior Notes (the “Notes”), fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, the incremental borrowing rate for lease liabilities, and estimates related to our revenue recognition, such as the assessment of performance obligations in our revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, as discussed in more detail in the Overview section of our Management’s Discussion and Analysis. During the fiscal year ended January 31, 2021, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions related to the estimate of credit losses for accounts receivable. As of the date of issuance of the financial statements, we are not

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

aware of any specific event or circumstance that would require us to update our estimates, judgments, or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
2. Summary of Significant Accounting Policies
Segment Information
The Company manages its operations and allocates resources as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 14, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
Revenue Recognition
The Company generates revenue primarily from cloud-hosted subscription fees with the majority of its revenue from such arrangements. The Company also generates an immaterial amount of revenue from term license software subscription fees. Revenue is recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company accounts for revenue contracts with customers by applying the requirements of Topic 606, which includes the following steps:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation
Cloud-hosted software subscriptions
The Company’s cloud-hosted software subscriptions allow customers to use its cloud-hosted software over the contract period without taking possession of the software. The Company’s cloud-hosted software subscription agreements generally have monthly or annual contractual terms. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that the Company’s platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.
Term license software subscriptions

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The Company’s term license software subscriptions provide both an obligation to provide access to its on-premise software, which includes both open source and proprietary features, as well as an obligation to provide support and maintenance. The Company’s term license software subscription agreements generally have annual contractual terms. The Company accounts for the license to the software and support as two separate performance obligations. As the open source software is publicly available at no cost to the customer, the Company has determined that there is no value to be assigned to the open source software in the term license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term license software subscription period has begun. The Company has concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. The Company uses a time-based output method to measure progress because efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company recognizes support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
In order to determine the stand-alone selling price, the Company conducts a periodic analysis that requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. To have observable inputs, the Company requires that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. The Company believes that this analysis results in an estimate that approximates the price that would be charged for the product offerings if they were sold separately.
The Company’s cloud-hosted and term-license software subscription arrangements are generally non-cancellable and do not contain refund provisions. The Company bills for monthly cloud-hosted and term-license software subscriptions on a monthly basis and annually in advance for arrangements with terms of one year or more.
The price of the cloud-hosted and term-license software subscriptions is generally fixed at contract inception and therefore, the Company’s contracts do not contain a significant amount of variable consideration. As a result, the amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in previous periods due to changes in the transaction price was not material. The Company’s revenue excludes sales and other indirect taxes.
Accounts Receivable and Related Allowance
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based upon historical loss patterns, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. As of January 31, 2021, the allowance reflects considerations related to the COVID-19 pandemic and may increase in future periods as we ascertain future impacts to our customers and business. The allowance for doubtful accounts was $1.2 million and $0.8 million as of January 31, 2021 and January 31, 2020.
Activity related to the Company’s allowance for doubtful accounts was as follows:

Amount
(in thousands)
Balance as of January 31, 2019	$2,360
Charged to bad debt expense	11
Write-offs, net of recoveries	(1,561)
Balance as of January 31, 2020	$810
Charged to bad debt expense	1,188
Write-offs, net of recoveries	(810)
Balance as of January 31, 2021	$1,188
Deferred Revenue

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. For contracts with terms of more than a year, the Company has determined its contracts generally do not include a significant financing component as these all relate to contracts that are billed annually in advance. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s cloud- hosted software subscription, not to receive financing from its customers or to provide customers with financing.
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
Deferred contract costs on the Company’s consolidated balance sheets were $31.6 million and $25.7 million as of January 31, 2021 and 2020, respectively. Amortization expense was $11.0 million, $7.8 million, and $4.5 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
The following table represents a rollforward of the Company’s deferred contract costs:

Amount
(in thousands)
Balance as of January 31, 2019	$17,472
Additions to deferred contract costs	15,996
Amortization of deferred contract costs	(7,780)
Balance as of January 31, 2020	$25,688
Additions to deferred contract costs	16,876
Amortization of deferred contract costs	(10,977)
Balance as of January 31, 2021	$31,587
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
No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2021 or 2020. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2021, 2020, or 2019.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Cost of Revenue
Cost of revenue primarily consists of expenses related to providing the Company’s cloud- hosted software subscription to customers, including personnel expenses for operations and global support, payments to our third-party cloud infrastructure providers for hosting the Company’s software, payment processing fees, amortization of capitalized internal-use software costs, amortization of acquired developed technology, and allocated overhead costs for facilities, information technology, and other allocated overhead costs.
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the United States dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income, net and were not material for the fiscal years ended January 31, 2021, 2020, or 2019.
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
The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. If the Company determines that the investment is impaired, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. Realized gains and losses are reported in other income, net, in the consolidated statements of operations. No impairment charges have been recognized to date.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized revenues from the sales of its product to a related party of $1.1 million and $1.0 million in the fiscal years ended January 31, 2021, and 2020, respectively, and billings of $1.1 million in the fiscal year ended January 31, 2021. Additionally, the Company recognized $1.2 million in expenses related to purchases and had $1.1 million in cash disbursements to these companies during the year ended January 31, 2021. Other related party transactions were not material for the fiscal years ended January 31, 2021, 2020, or 2019.
Property and Equipment, Net
Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. If the estimated useful life assumption is reduced for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
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
Internal-Use Software Costs
The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Internal-use software is amortized on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $1.0 million during the fiscal year ended January 31, 2021. No internal-use software costs were capitalized during the fiscal years ended January 31, 2020 or 2019.
Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. The purchase consideration is allocated to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.
Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the fiscal years ended January 31, 2021, 2020, or 2019.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from the Company’s business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The carrying amounts of the Company’s long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $10.1 million, $5.1 million, and $5.1 million for the years ended January 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options and restricted stock units (“RSUs”), based on the estimated fair value of the award on the grant date.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The Company recognizes income tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Although the Company believes that it has adequately reserved for its uncertain tax positions (including net interest and penalties), it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on its financial position, results of operations, and cash flows.
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
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2020. The Company will early adopt this ASU using the modified retrospective method beginning February 1, 2021. While the adoption remains in progress, the Company expects that the adoption will result in a decrease to our accumulated deficit as of February 1, 2021 related to the interest expense from the amortization of the debt discount.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“Topic 842”) (“ASU 2016-0”2), which would require lessees to recognize most leases on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The Company adopted the standard using the optional alternative method on a prospective basis with an effective date as of the beginning of the Company’s fiscal year, February 1, 2020, and applied it to the operating leases that existed on that date. Prior year comparative financial information was not recast under the new standard and continues to be presented under ASC 840. The Company elected to utilize the package of practical expedients available for expired or existing contracts which allowed the Company to carryforward historical assessments of (a) whether contracts are or contain leases, (b) lease classification, and (c) initial direct costs. The Company elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize right-of-use assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less. As a result of implementing this guidance, the Company recognized a net operating right-of-use asset of $29.1 million and a $35.9 million operating lease liability in its consolidated balance sheets as of February 1, 2020. The adoption of this

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

guidance did not affect the Company’s consolidated statements of operations or consolidated statements of cash flows. Refer to Note 7, “Leases” for further information.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (“Topic 326”) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted the standard as of the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the consolidated financial statements. In connection with the adoption, for purposes of identifying and measuring impairment, the policy election was made to exclude accrued interest from both the fair value and amortized cost basis of our available-for sale debt securities. Such accrued interest is recorded in prepaid expenses and other current assets.
In January 2017, the FASB released Accounting Standards Update No. 2017-04, Intangibles— Goodwill and Other (“Topic 350”) (ASU 207-04”), which simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Previously, under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value.. The amendments in this update were effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or fiscal year 2021 for the Company. The Company performs their impairment test on goodwill in the fourth quarter of each fiscal year.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (“Topic 820”) (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements for certain types of investments. The Company adopted this standard in the first quarter of fiscal year 2020. The adoption did not have an effect on the consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022, although early adoption is permitted. The Company early adopted the standard as of the beginning of the Company’s fiscal year, February 1, 2020. The adoption of this guidance did not have a material impact to the consolidated financial statements.
3. Balance Sheet Components
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Cash and cash equivalents
Cash	$184,308	$2,131
Money market funds	139,870	118,899
U.S. Treasury securities	14,988	2,994
Total cash and cash equivalents	$339,166	$124,024
Available-for-sale investments:
U.S. Treasury securities	$45,026	$24,987
Commercial paper	34,598	20,132
Corporate debt securities	141,488	149,248
U.S. Government agency securities	—	4,973
Total available-for-sale investments	$221,112	$199,340
Held-to-maturity investments:
U.S. Treasury securities	$—	$9,016
Commercial paper	—	5,985
Corporate debt securities	—	13,034
Total held-to-maturities investments	$—	$28,035
Total investments	$221,112	$227,375
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains (losses), and fair value by significant investment category as of January 31, 2021 and 2020. Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal years ended January 31, 2021 and 2020.

	As of January 31, 2021
	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$45,023	$3	$45,026
Commercial paper	34,607	(9)	34,598
Corporate debt securities	141,139	349	141,488
Total investments	$220,769	$343	$221,112

	As of January 31, 2020
	Cost Basis	Unrealized Gain, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$24,978	$9	$24,987
Commercial paper	20,128	4	20,132
Corporate debt securities	149,124	124	149,248
U.S. Government agency securities	4,973	—	4,973
Total available-for-sale investments	$199,203	$137	$199,340
Held-to-maturity investments:
U.S. Treasury securities	9,016	—	9,016
Commercial paper	5,985	—	5,985
Corporate debt securities	13,034	—	13,034
Total held-to-maturities investments	28,035	—	28,035
Total investments	$227,238	$137	$227,375
All of the Company’s held-to-maturity securities have a contractual maturity of less than one year. The following table presents the Company’s available-for-sale securities by contractual maturity date as of January 31, 2021 and 2020:

	As of January 31, 2021
	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$171,498	$171,837
Due between one to five years	49,271	49,275
	$220,769	$221,112

	January 31, 2020
	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$128,127	$128,169
Due between one to five years	71,076	71,171
	$199,203	$199,340
When evaluating investments for impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities. The Company has not recorded an allowance for credit losses, as the Company believes any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Leasehold improvements	$12,767	$12,257
Computers and equipment	6,562	4,431
Furniture and fixtures	3,017	2,540
Capitalized internal-use software	1,355	389
Gross property and equipment(1)	$23,701	$19,617
Accumulated depreciation and amortization	(11,062)	(7,248)
Property and equipment, net	$12,639	$12,369
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and furniture and fixtures of $0.5 million and $5.1 million that had not yet been placed in service as of January 31, 2021 and January 31, 2020, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $3.8 million, $2.2 million, and $1.7 million for the fiscal years ended January 31, 2021, 2020, and 2019, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Accrued professional fees	$2,138	$1,436
Accrued events	294	300
Deferred rent	—	790
Accrued hosting and infrastructure	708	689
Early exercise liability	—	509
Accrued taxes	1,350	961
Accrued liabilities, other	5,137	2,512
Accrued expenses and other liabilities	$9,627	$7,197
Accrued Compensation
Accrued compensation consisted of the following:

	As of January 31,
	2021	2020
	(in thousands)
Accrued bonuses	$8,657	$2,599
Accrued compensation, other	19,715	11,312
Accrued compensation	$28,372	$13,911
4. Fair Value Measurements

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$139,870	$—	$—	$139,870
U.S. Treasury securities	14,988	45,026	—	60,014
Commercial paper	—	34,598	—	34,598
Corporate debt securities	—	141,488	—	141,488
Total	$154,858	$221,112	$—	$375,970
Included in cash equivalents				$154,858
Included in investments				$221,112

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$118,899	$—	$—	$118,899
U.S. Treasury securities	2,994	34,003	—	36,997
Commercial paper	—	26,117	—	26,117
Corporate debt securities	—	162,282	—	162,282
U.S. Government agency securities	—	4,973	—	4,973
Total	$121,893	$227,375	$—	$349,268
Included in cash equivalents				$121,893
Included in investments				$227,375
The Company’s assets that are measured by management at fair value on a recurring basis are classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2021 and 2020, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Convertible Senior Notes
As of January 31, 2021, the estimated fair value of the Notes was approximately $409.8 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
5. Business Combinations
On October 1, 2020, the Company completed the acquisition of Rundeck Inc. (“Rundeck”), a leading provider of DevOps automation for enterprise. The acquisition of Rundeck strengthens the Company’s product and will enable the Company’s customers to resolve incidents faster, therefore reducing costs and protecting the customer experience. The Company acquired Rundeck for purchase consideration of $95.5 million in a combination of cash and common stock. The total purchase price consisted of the following:

(in thousands)
Cash paid or payable to common and preferred stockholders, warrant holders, and vested option holders(1)	$51,741
Fair value of common stock transferred	34,002
Fair value of assumed options and restricted stock attributable to pre-combination service(2)	4,934
Fair value of future cash payments to common stockholders attributable to pre-combination service	4,808
Total purchase consideration	$95,485
(1) Includes $0.2 million of payments related to a business acquisition, accrued but not yet paid.
(2) The restricted shares are considered to be legally issued and outstanding on the date of issuance.
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
•In connection with the acquisition, the Company incurred transaction costs of $1.8 million within the general and administrative line of the Consolidated Statements of Operations.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of January 31, 2021, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)
Cash and cash equivalents	$1,925
Accounts receivable and other assets	1,879
Intangible assets	27,800
Goodwill	72,126
Accounts payable and other liabilities	(548)
Deferred revenue	(2,680)
Deferred tax liabilities, net	(5,017)
Total purchase consideration	$95,485
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings. Goodwill is not deductible for income tax purposes.
In connection with the acquisition, the Company recognized a net deferred tax liability for approximately $5.0 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company has a full valuation allowance as of January 31, 2021, the Company recorded an income tax benefit for this net deferred tax liability in the consolidated statement of operations for the year ended January 31, 2021. Refer to Note 13, "Income Taxes", for further information.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$21,800	10
Developed technology	$5,600	5
Trademarks	$400	2
The acquired intangible assets are primarily related to the Rundeck product and domain knowledge around customer data developed by Rundeck, and term license software subscription contracts with customers.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the fiscal year ended January 31, 2021 are as follows:

(in thousands)
Balance as of January 31, 2020	$—
Goodwill additions	72,126
Balance as of January 31, 2021	$72,126
Intangible assets subject to amortization as of January 31, 2021 are as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(727)	$21,073	9.7
Developed technology	5,600	(373)	5,227	4.7
Trademarks	400	(67)	333	1.7
Other intangibles, net	$27,800	$(1,167)	$26,633
For the fiscal year ended January 31, 2021, amortization expense related to intangible assets was $1.2 million. No amortization expense was recorded during the fiscal years ended January 31, 2020 and 2019.
As of January 31, 2021, expected amortization expense in future periods is as follows:

Year ending January 31,
(in thousands)
2022	$3,500
2023	3,433
2024	3,300
2025	3,300
2026	2,927
Thereafter	10,173
Total expected future amortization expense	$26,633

7. Leases
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2022 and fiscal 2029. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.
Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The operating leases typically include non-lease components such as common-area maintenance costs. The Company has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
Leases with a term of one year or less are not recognized on the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The following tables present information about leases on the consolidated balance sheet.

As of January 31, 2021
(in thousands)
Assets
Lease right-of-use assets	$24,691
Liabilities
Lease liabilities	5,262
Lease liabilities, non-current	26,542
As of January 31, 2021, the weighted average remaining lease term was 5.7 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the consolidated statement of operations.

Year Ended January 31, 2021
(in thousands)
Operating lease expense	$5,769
Short-term lease expense	879
Variable lease expense	1,325

The following table presents supplemental cash flow information about the Company’s leases.

Year Ended January 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,416
As of January 31, 2021, remaining maturities of lease liabilities are as follows:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Year ending January 31,
(in thousands)
2022	$6,329
2023	6,512
2024	6,693
2025	6,892
2026	2,762
Thereafter	6,256
Gross lease payments	$35,444
Less: Imputed interest	(3,640)
Total	$31,804
8. Debt and Financing Arrangements
Convertible Senior Notes
On June 25, 2020, the Company issued $287.5 million in aggregate principal amount of the Notes in a private offering pursuant to an Indenture dated June 25, 2020 (the “Indenture”). The total net proceeds from the debt offering, after deducting initial purchaser discounts and debt issuance costs, paid or payable by the Company, were $278.2 million.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 7.30%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $70.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification, and the equity component was recorded in additional paid-in-capital in the accompanying consolidated balance sheet. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an annual effective interest rate of 7.88% over the contractual terms of the Notes. The interest rate was based on the interest rate of similar liabilities at the time of issuance that did not have associated convertible features. The debt component is classified as a long-term liability as of January 31, 2021.
In accounting for the issuance costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $7.0 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were $2.3 million and were netted with the equity component in additional paid-in capital.
The net carrying amount of the liability component of the Notes is as follows:

As of January 31, 2021
(in thousands)
Principal	$287,500
Less: unamortized debt discount	(63,664)
Less: unamortized issuance costs	(6,308)
Net carrying amount	$217,528
The net carrying amount of the equity component of the Notes is as follows:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

As of January 31, 2021
(in thousands)
Proceeds allocated to the conversion options (debt discount)	$70,768
Less: issuance costs	(2,290)
Carrying amount of the equity component	$68,478
Interest expense recognized related to the Notes is as follows:

Year Ended January 31, 2021
(in thousands)
Contractual interest expense	$2,157
Amortization of debt discount	7,104
Amortization of debt issuance costs	704
Total interest expense related to the Notes	$9,965
Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties (the “Option Counterparties”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35.7 million incurred to purchase the Capped Calls were recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
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
9. Commitments and Contingencies
Contractual Commitments
As of January 31, 2021, the Company had non-cancellable purchase commitments with certain service providers totaling approximately $24.5 million, payable over the next 5 years. Additionally, in conjunction with the issuance of the Notes, principal and interest payments of $303.7 million are payable over the next 5 years.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

the defined levels of uptime. To date, the Company has not experienced any significant failures to meet defined levels of uptime reliability and performance as a result of those agreements and, as a result, the Company has not incurred or accrued any material liabilities related to these agreements in the financial statements.
10. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Deferred revenue, beginning of period	$92,569	$64,104	$38,169
Billings	248,279	194,816	143,758
Deferred revenue assumed in the Rundeck acquisition	2,680	—	—
Revenue recognized	(213,556)	(166,351)	(117,823)
Deferred revenue, end of period	$129,972	$92,569	$64,104
Approximately 41%, 38%, and 32% of total revenue recognized in the fiscal years ended January 31, 2021, 2020, and 2019 was from the deferred revenue balance as of January 31, 2020, 2019 and 2018, respectively.
As of January 31, 2021, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $120.5 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.
11. Common Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO in April 2019, all shares of redeemable convertible preferred stock then outstanding were converted into 41,273,345 shares of common stock on a one-to-one basis and then immediately reclassified into common stock.
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of January 31, 2021 and January 31, 2020, respectively, the Company was authorized to grant up to 18,059,506 shares and 13,126,301 shares of common stock under the Stock Plans.
In March 2019, the Company granted 3,041,000 stock options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of January 31, 2021 and January 31, 2020, there were 13,060,282 shares and 11,841,156 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

January 31, 2021
Outstanding stock options and unvested RSUs outstanding	15,148,966
Available for future stock option and RSU grants	13,060,282
Available for ESPP	2,115,299
Total common stock reserved at January 31, 2021	30,324,547
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2020	14,498,045	$7.37	7.8 years	$231,300
Granted	487,499	$19.58
Exercised	(2,906,096)	$4.78
Canceled	(901,610)	$11.37
Outstanding at January 31, 2021	11,177,838	$8.25	6.9 years	$452,452
Vested as of January 31, 2021	7,222,379	$5.31	6.3 years	$313,625
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

Year Ended January 31,
	2021	2020	2019
Expected dividend yield	—	—	—
Expected volatility	43% - 44.1%	41.7% - 42.8%	40.1% - 43.2%
Expected term (years)	3.7 - 6.1	5.5 - 6.9	5.4 - 6.8
Risk-free interest rate	0.20% - 0.52%	1.39% - 2.48%	2.53% - 3.04%
Stock options granted during the fiscal years ended January 31, 2021, 2020, and 2019 had a weighted average grant date fair value of $15.16, $11.07, and $4.87 per share, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2021, 2020, and 2019 was $72.1 million, $61.7 million, and $10.5 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of January 31, 2021, there was approximately $32.3 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.6 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2020	1,114,911	$28.10
Granted	3,814,379	$21.90
Vested	(379,129)	$22.25
Canceled	(579,033)	$21.82
Outstanding at January 31, 2021	3,971,128	$23.60
The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of January 31, 2021, there was $86.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.3 years based on vesting under the award service conditions.
In connection with the acquisition of Rundeck, the Company agreed to grant RSUs to Rundeck employees who joined the Company upon the effective date of the acquisition, with a value totaling approximately $14.6 million. The amount will be ratably recognized as stock-based compensation over the requisite service period of four years.
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
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the periods:

Year Ended January 31,
	2021	2020
Expected dividend yield	—	—
Expected volatility	39.2% - 61.6%	39.2% - 48.4%
Expected term (years)	0.5 - 2.1	0.5 - 2.1
Risk-free interest rate	0.08% - 2.39%	1.53% - 2.43%
During the fiscal years ended January 31, 2021 and 2020, the Company recognized $5.3 million and $5.1 million of stock-based compensation expense related to the ESPP, respectively, and withheld $6.2 million and $5.5 million in contributions from employees, respectively. In the year ended January 31, 2021, 283,689 shares of common stock were issued at a purchase price of $19.63, and 18,153 shares of common stock were issued at a purchase price of $23.03. In the year ended January 31, 2020, 210,775 shares of common stock were issued under the ESPP at a purchase price of $19.63.
Warrant Issued as Charitable Contribution
In the fiscal year ended January 31, 2019, the Company commenced an initiative to donate product, equity, and employee time for charitable purposes. In June 2018, as part of this initiative, the Company issued to the Tides

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Stock-Based Compensation
Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$1,702	$1,018	$282
Research and development	11,095	5,566	8,171
Sales and marketing(1)	14,733	8,924	3,982
General and administrative(2)	15,701	11,697	12,860
Total	$43,231	$27,205	$25,295
(1) Stock-based compensation expense includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
(2) Stock-based compensation expense includes $6.2 million of non-cash charitable contribution expense in the fiscal year ended January 31, 2019.
12. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended January 31,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net loss	$(68,903)	$(50,339)	$(40,741)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	79,614	65,544	21,410
Net loss per share, basic and diluted	$(0.87)	$(0.77)	$(1.90)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2021	2020	2019
	(in thousands)
Redeemable convertible preferred stock	—	—	41,273
Shares subject to outstanding common stock awards	15,149	15,613	14,006
Unvested early exercised stock options	—	76	339
Warrants to purchase common stock	—	—	750
Early exercised stock options in exchange for note receivable	—	—	250
Restricted stock awards purchased with promissory notes	—	180	510
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	73	67	—
Restricted stock issued to Rundeck key personnel	261	—	—
Convertible senior notes	7,173	—	—
Total	22,656	15,936	57,128

13. Income Taxes
The components of loss before income taxes are as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Domestic	$(77,956)	$(53,485)	$(39,863)
Foreign	5,147	3,821	(177)
Loss before (benefit from) provision for income taxes	$(72,809)	$(49,664)	$(40,040)
The components of the (benefit from) provision for income taxes are as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Current
Federal	$—	$—	$—
State	(41)	126	26
Foreign	452	25	135
Total current tax expense	$411	$151	$161
Deferred
Federal	$(4,038)	$—	$(3)
State	(977)	(1)	—
Foreign	698	525	543
Total deferred tax (benefit) expense	$(4,317)	$524	$540
(Benefit from) provision for income taxes	$(3,906)	$675	$701

A reconciliation of the Company’s recorded (benefit from) provision for income taxes to the amount of taxes computed at the U.S. statutory rate is as follows:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Income taxes computed at U.S. federal statutory rate	$(15,291)	$(10,429)	$(8,408)
State taxes, net of federal benefit	(5,012)	(4,901)	(1,326)
Permanent differences	733	308	220
Stock-based compensation	(8,557)	(3,739)	1,077
Foreign rate differential	(4)	(239)	34
Uncertain tax positions	73	(14)	680
Tax credits	(846)	(3,271)	—
Change in valuation allowance	25,076	25,390	8,085
Charitable contributions	—	(1,960)	—
Other	(78)	(470)	339
(Benefit from) provision for income taxes	$(3,906)	$675	$701

In fiscal 2021, the decrease to the Company's income tax provision relative to prior periods was primarily due to a reduction in the valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Rundeck, resulting in a $5.0 million deferred tax benefit.
Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of January 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	$59,125	$36,412
Allowances and accruals	6,597	2,437
Stock-based compensation	7,990	5,523
Charitable contributions	3,988	3,989
Tax credits	6,631	5,349
Lease liabilities	8,096	—
Other	677	2,075
Gross deferred tax assets	$93,104	$55,785
Less: valuation allowance	(57,944)	(50,086)
Net deferred tax assets	$35,160	$5,699
Deferred tax liabilities:
Convertible senior notes	$(15,450)	$—
Deferred commissions	(8,026)	(6,519)
Intangible assets	(6,908)	—
Lease assets	(6,274)	—
Other	(277)	(256)
Gross deferred tax liabilities	$(36,935)	$(6,775)
Net deferred tax liabilities	$(1,775)	$(1,076)
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in the United States, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance on such deferred tax assets. The valuation allowance against its various deferred tax assets increased by $7.9 million and $25.4 million during the fiscal years ended January 31, 2021 and 2020, respectively.
As of January 31, 2021, the Company had federal net operating loss carryforwards in the amount of $234.3 million. Beginning in 2030, $56.3 million of the federal net operating losses will begin to expire. The remaining $178.0 million will carry forward indefinitely. As of January 31, 2021, the Company had state and foreign net operating loss carryforwards in the amount of $9.3 million, and $1.5 million, respectively, which begin to expire in 2031. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.
As of January 31, 2021, the Company had federal, California, and Canadian research and development credit carryforwards of $6.5 million, $4.6 million, and $0.4 million, respectively. The federal research and development credits will begin to expire in 2031, the California research and development credits have no expiration, and the Canadian research and development credits will begin to expire in 2037.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of period	$4,043	$6,644	$4,385
Additions related to prior years	29	71	—
Reductions related to prior years	(8)	(3,515)	(19)
Additions related to current year	591	843	2,278
Additions related to acquired positions	363	—	—
Balance at end of period	$5,018	$4,043	$6,644

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2016 and onwards. Due to its U.S. federal and state valuation allowance, $1.0 million, $1.1 million, and $1.0 million of unrecognized tax benefits as of January 31, 2021, 2020, and 2019, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2021, 2020, and 2019, respectively. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly decrease in the next 12 months.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. As a result of the Tax Act, the tax impact of future distributions of foreign earnings would generally be limited to withholding tax from local jurisdictions. The amount of the deferred tax liability on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is not material.
14. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2021	2020	2019
	(in thousands)
United States	$163,313	$129,728	$94,345
International	50,243	36,623	23,478
Total	$213,556	$166,351	$117,823
Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2021, 2020, or 2019. As of January 31, 2021, 87% of the Company’s property equipment was located in the United States, and 13% was located in Canada. As of January 31, 2020, 76% of the Company’s property and equipment was located in the United States, 23% was located in Canada, and 1% was located in the United Kingdom.

15. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company is responsible for the administrative costs of the 401(k) plan, and

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

effective July 1, 2019, the Company implemented an employer matching contribution of one percent (1%) of each participant’s employee contributions of at least 1% of eligible wages during the period. During the fiscal years ended January 31, 2021 and 2020, the Company recognized expense of $0.8 million and $0.4 million, respectively, related to matching contributions. The Company did not make any contributions in the fiscal year ended January 31, 2019.
16. Subsequent Events
The Company has evaluated subsequent events through March 19, 2021.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Rundeck, Inc. which are included in the consolidated financial statements of PagerDuty, Inc. and constituted less than 2% of total revenues for the year ended January 31, 2021 and less than 1% of total assets as of January 31, 2021.
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

Item 9B. Other Information
On March 19, 2021, the Compensation Committee of our Board of Directors adopted each of: (x) an amendment and restatement of our Executive Severance and Change in Control Policy applicable to Mr. Wilson and Mr. Justice and certain other executives (other than Ms. Tejada) and key employees, and (y) an amendment to Ms. Tejada’s amended and restated offer letter, in each instance, providing that if an equity award subject to time-based vesting is not assumed, substituted, continued or cancelled for a per-share amount payable to holders of common stock, less any applicable per-share exercise price payable upon exercise of such equity award, in connection with a change in control, such equity award will fully vest and, as applicable, be exercisable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct and Ethics applicable to all of our employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at pagerduty.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at pagerduty.com or in a Current Report on Form 8-K filed with the SEC.
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2021.

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

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.3	Amended and Restated Investors’ Rights Agreement, dated August 24, 2018, by and among PagerDuty, Inc. and certain of its stockholders	S-1	333-230323	4.2	March 15, 2019
4.4	Indenture, dated as of June 25, 2020, between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.5	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38856	4.2	June 25, 2020
10.1#	PagerDuty, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-230323	10.2	March 21, 2019
10.2#	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3#	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4#	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.5#	Amended and Restated Offer Letter, as amended, by and between PagerDuty, Inc. and Jennifer G. Tejada			Filed herewith
10.6#	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.7#	Confirmatory Offer Letter by and between PagerDuty, Inc. and Stacey A. Giamalis	S-1/A	333-230323	10.7	April 1, 2019
10.8#	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020
10.9#	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy			Filed herewith
10.10#	PagerDuty, Inc. Cash Incentive Bonus Plan	S-1/A	333-230323	10.10	March 21, 2019
10.11#	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
10.12	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020

10.13	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended	S-1	333-230323	10.9	March 15, 2019
21.1	List of subsidiaries of PagerDuty, Inc.			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (included on signature page)			Filed herewith
31.1
Certification of the Chief Executive Officer pursuant to Exchange Act Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2021.

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

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2021
Jennifer G. Tejada

/s/ Owen Howard Wilson	Chief Financial Officer (Principal Financial Officer)	March 19, 2021
Owen Howard Wilson

/s/ Karen Walker	Senior Vice President, Finance (Principal Accounting Officer)	March 19, 2021
Karen Walker

/s/ Sameer Dholakia	Director	March 19, 2021
Sameer Dholakia

/s/ Alec Gallimore	Director	March 19, 2021
Alec Gallimore

/s/ Elena Gomez	Director	March 19, 2021
Elena Gomez

/s/ Rathi Murthy	Director	March 19, 2021
Rathi Murthy

/s/ Zachary Nelson	Director	March 19, 2021
Zachary Nelson

/s/ Alex Solomon	Director	March 19, 2021
Alex Solomon

/s/ Bonita Stewart	Director	March 19, 2021
Bonita Stewart