Form 10-Q
period 2021-04-30
PagerDuty, Inc.
filed 2021-06-04
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of June 2, 2021, was 83,641,856.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of April 30, 2021	As of January 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$326,033	$339,166
Investments	230,932	221,112
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $1,188 as of April 30, 2021 and January 31, 2021, respectively	37,572	55,119
Deferred contract costs, current	12,870	12,330
Prepaid expenses and other current assets	12,287	10,587
Total current assets	619,694	638,314
Property and equipment, net	13,501	12,639
Deferred contract costs, non-current	19,199	19,257
Lease right-of-use assets	23,594	24,691
Goodwill	72,126	72,126
Intangible assets, net	25,758	26,633
Other assets	1,483	1,783
Total assets	$775,355	$795,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,150	$5,747
Accrued expenses and other current liabilities	11,676	9,627
Accrued compensation	23,961	28,372
Deferred revenue, current	120,085	123,686
Lease liabilities, current	5,390	5,262
Total current liabilities	165,262	172,694
Convertible senior notes, net	279,703	217,528
Deferred revenue, non-current	5,971	6,286
Lease liabilities, non-current	25,278	26,542
Other liabilities	5,085	5,666
Total liabilities	481,299	428,716
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	557,843	614,494
Accumulated other comprehensive income	139	343
Accumulated deficit	(263,926)	(248,110)
Total stockholders’ equity	294,056	366,727
Total liabilities and stockholders’ equity	$775,355	$795,443
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue	$63,591	$49,786
Cost of revenue	10,418	6,963
Gross profit	53,173	42,823
Operating expenses:
Research and development	20,599	15,014
Sales and marketing	37,234	26,736
General and administrative	16,578	13,673
Total operating expenses	74,411	55,423
Loss from operations	(21,238)	(12,600)
Interest income	818	1,353
Interest expense	(1,317)	—
Other (expense) income, net	(616)	19
Loss before provision for income taxes	(22,353)	(11,228)
Provision for income taxes	(205)	(231)
Net loss	$(22,558)	$(11,459)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(204)	642
Total comprehensive loss	$(22,762)	$(10,817)
Net loss per share, basic and diluted	$(0.27)	$(0.15)
Weighted average shares used in calculating net loss per share, basic and diluted	82,915	77,770
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	536,593	—	2,843	—	—	2,843
Vesting of restricted stock units, net of employee payroll taxes	174,135	—	(4,930)	—	—	(4,930)
Shares issued related to a business combination	2,073	—	—	—	—	—
Other comprehensive loss	—	—	—	(204)	—	(204)
Stock-based compensation	—	—	13,914	—	—	13,914
Net loss	—	—	—	—	(22,558)	(22,558)
Balances as of April 30, 2021	83,595,225	$—	$557,843	$139	$(263,926)	$294,056

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	729,425	—	1,844	—	—	1,844
Vesting of restricted stock units, net of employee payroll taxes	3,039	—	(46)	—	—	(46)
Vesting of early exercised options	—	—	316	—	—	316
Stock-based compensation	—	—	8,308	—	—	8,308
Other comprehensive income	—	—	—	642	—	642
Net loss	—	—	—	—	(11,459)	(11,459)
Balances as of April 30, 2020	78,526,004	$—	$497,430	$779	$(190,666)	$307,543

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,558)	$(11,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,972	1,023
Amortization of deferred contract costs	3,250	2,440
Amortization of debt issuance costs	438	—
Stock-based compensation	13,612	8,308
Non-cash lease expense	1,097	1,089
Other	803	743
Changes in operating assets and liabilities:
Accounts receivable	17,365	(8)
Deferred contract costs	(3,732)	(2,856)
Prepaid expenses and other assets	(1,573)	(2,919)
Accounts payable	(1,564)	(1,049)
Accrued expenses and other liabilities	1,932	619
Accrued compensation	(4,411)	1,000
Deferred revenue	(3,916)	3,877
Lease liabilities	(1,136)	(993)
Net cash provided by (used in) operating activities	1,579	(185)
Cash flows from investing activities
Purchases of property and equipment	(927)	(2,713)
Capitalization of internal-use software costs	(1,002)	—
Payments related to a business acquisition	(160)	—
Proceeds from maturities of held-to-maturity investments	—	15,000
Purchases of available-for-sale investments	(77,531)	(32,130)
Proceeds from maturities of available-for-sale investments	67,004	30,565
Proceeds from sales of available-for-sale investments	—	3,096
Net cash (used in) provided by investing activities	(12,616)	13,818
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	2,834	1,844
Employee payroll taxes paid related to net share settlement of restricted stock units	(4,930)	(46)
Net cash (used in) provided by financing activities	(2,096)	1,798
Net increase in cash, cash equivalents, and restricted cash	(13,133)	15,431
Cash, cash equivalents, and restricted cash at beginning of period	339,166	124,024
Cash, cash equivalents, and restricted cash at end of period	$326,033	$139,455

Supplemental cash flow data:
Cash paid for income taxes	$62	$—
Non-cash investing and financing activities:
Vesting of early exercised options	$—	$316
Purchase of property and equipment, accrued but not yet paid	$236	$552
Stock-based compensation capitalized in internal use software	$302	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2021 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC.
The condensed consolidated financial statements include the results of PagerDuty, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of stockholders’ equity. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full year ending January 31, 2022 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ended January 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the fair value of stock awards, period of benefit for amortizing deferred contract costs, the determination of the allowance for doubtful accounts, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, the incremental borrowing rate for lease liabilities, and estimates related to our revenue recognition, such as the assessment of performance obligations in our revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements during the three months ended April 30, 2021 and 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
2. Summary of Significant Accounting Policies
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, and accounts receivable. All of the Company’s cash and cash equivalents and investments are invested in money market funds, United States (“U.S.”) Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality.
No single customer accounted for 10% of the total accounts receivable balance as of April 30, 2021 or January 31, 2021. No single customer represented 10% or more of revenue for the three months ended April 30, 2021 or 2020.
Segment Information
The Company manages its operations and allocates resources as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 15, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
Significant Accounting Policies
There have been no significant changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, other than as set forth below.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the estimated fair value of the award on the grant date.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company estimates the fair value of RSUs and PSUs at our stock price on the grant date.
The Company estimates the fair value of shares to be issued under the employee stock purchase plan (the “ESPP”) on the first day of the offering period using the Black-Scholes valuation model, which is impacted by the estimated fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the offering period, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions used in the determination of the fair value of the ESPP are the same as those used in the determination of the fair value of our stock options.
The Company generally recognizes compensation expense for employee stock-based payment awards on a straight-line basis over the period during which an award recipient is required to provide services in exchange for the award (generally the vesting period of the award), with the exception of PSUs which are recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.
The fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model and is not remeasured over the vesting term. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due July 2025 are no longer bifurcated into separate liability and equity components in the April 30, 2021 condensed consolidated balance sheets. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the April 30, 2021 condensed consolidated balance sheets. Upon adoption, the Company recognized an increase to long-term debt of $61.7 million, a decrease to additional paid in capital of $68.5 million, and a decrease in accumulated deficit of $6.7 million on its condensed consolidated balance sheets as of February 1, 2021. The adoption did not affect the Company’s condensed

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
consolidated statements of operations or condensed consolidated statements of cash flows. Refer to Note 9. “Debt and Financing Instruments” for further information.

	As of January 31, 2021	ASU 2020-06 Adoption Adjustment	As of February 1, 2021
	(in thousands)
Liabilities
Outstanding principal	$287,500	$—	$287,500
Unamortized debt discount and issuance costs	(69,972)	61,736	(8,236)
Net carrying amount	$217,528	$61,736	$279,264

Equity
Additional paid-in-capital	$(614,494)	$68,478	$(546,016)
Accumulated deficit	(248,110)	6,742	(241,368)
3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of April 30, 2021	As of January 31, 2021
	(in thousands)
Cash and cash equivalents
Cash	$136,274	$184,308
Money market funds	189,759	139,870
U.S. Treasury securities	—	14,988
Total cash and cash equivalents	$326,033	$339,166
Available-for-sale investments:
U.S. Treasury securities	$57,873	$45,026
Commercial paper	43,361	34,598
Corporate debt securities	129,698	141,488
Total available-for-sale investments	$230,932	$221,112
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains (losses), and fair value by significant investment category as of April 30, 2021 and January 31, 2021. Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2021.

	As of April 30, 2021
	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$57,870	$3	$57,873
Commercial paper	43,362	(1)	43,361
Corporate debt securities	129,561	137	129,698
Total available-for-sale investments	$230,793	$139	$230,932

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of January 31, 2021
	Cost Basis	Unrealized Gain, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$45,023	$3	$45,026
Commercial paper	34,607	(9)	34,598
Corporate debt securities	141,139	349	141,488
Total available-for-sale investments	$220,769	$343	$221,112
The following table presents the Company’s available-for-sale securities by contractual maturity date as of April 30, 2021 and January 31, 2021:

	As of April 30, 2021
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$180,327	$180,494
Due between one to five years	50,466	50,438
Total	$230,793	$230,932

	As of January 31, 2021
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$171,498	$171,837
Due between one to five years	49,271	49,275
Total	$220,769	$221,112
When evaluating investments for impairment, the Company reviews factors such as the extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities. The Company has not recorded an allowance for credit losses, as the Company believes any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period.

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of April 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$189,759	$—	$—	$189,759
U.S. Treasury securities	—	57,873	—	57,873
Commercial paper	—	43,361	—	43,361
Corporate debt securities	—	129,698	—	129,698
Total	$189,759	$230,932	$—	$420,691
Included in cash equivalents				$189,759
Included in investments				$230,932

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$139,870	$—	$—	$139,870
U.S. Treasury securities	14,988	45,026	—	60,014
Commercial paper	—	34,598	—	34,598
Corporate debt securities	—	141,488	—	141,488
Total	$154,858	$221,112	$—	$375,970
Included in cash equivalents				$154,858
Included in investments				$221,112
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2021 and January 31, 2021, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of April 30, 2021, the estimated fair value of the Notes was approximately $371.6 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Goodwill and Acquired Intangible Assets
There have been no changes in the carrying amount of goodwill since January 31, 2021.
Acquired intangible assets subject to amortization as of April 30, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(1,272)	$20,528	9.4
Developed technology	5,600	(653)	4,947	4.4
Trademarks	400	(117)	283	1.4
Total acquired intangibles, net	$27,800	$(2,042)	$25,758
For the three months ended April 30, 2021, amortization expense related to acquired intangible assets was $0.9 million. No amortization expense was recorded during the three months ended April 30, 2020.

6. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of April 30, 2021	As of January 31, 2021
	(in thousands)
Leasehold improvements	$12,843	$12,767
Computers and equipment	7,095	6,562
Furniture and fixtures	3,001	3,017
Capitalized internal-use software	2,735	1,355
Gross property and equipment (1)	25,674	23,701
Accumulated depreciation and amortization	(12,173)	(11,062)
Property and equipment, net	$13,501	$12,639
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and furniture and fixtures of $0.6 million and $0.5 million that had not yet been placed in service as of April 30, 2021 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense was $1.0 million and $1.0 million for the three months ended April 30, 2021 and 2020, respectively.

7. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $32.1 million and $31.6 million as of April 30, 2021 and January 31, 2021, respectively. Amortization expense for deferred contract costs was $3.3 million and $2.4 million for the three months ended April 30, 2021 and 2020, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Leases
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
The following tables present information about leases on the condensed consolidated balance sheet.

	As of April 30, 2021	As of January 31, 2021
	(in thousands)
Assets
Lease right-of-use assets	$23,594	$24,691
Liabilities
Lease liabilities	5,390	5,262
Lease liabilities, non-current	25,278	26,542
As of April 30, 2021, the weighted average remaining lease term was 5.5 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Operating lease expense	$1,369	$1,442
Short-term lease expense	90	299
Variable lease expense	113	302

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,572	$1,138

9. Debt and Financing Arrangements
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Prior to the adoption of ASU 2020-06 on February 1, 2021 and in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 7.30%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $70.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification, and the equity component was recorded in additional paid-in-capital in the accompanying condensed consolidated balance sheet. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 7.88% over the contractual terms of the Notes. The interest rate was based on the interest rate of similar liabilities at the time of issuance that did not have associated convertible features. The debt component was classified as a long-term liability as of January 31, 2021.
Prior to the adoption of ASU 2020-06 on February 1, 2021 and in accounting for the issuance costs of $9.3 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $7.0 million and were amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component were $2.3 million and were netted with the equity component in additional paid-in capital.
On February 1, 2021, the Company elected to early adopt ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted.
In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $279.7 million as of April 30, 2021, with principal of $287.5 million, net of unamortized issuance costs of $7.8 million. The Notes were classified as long term liabilities as of April 30, 2021. The issuance costs related to the 2025 convertible senior notes are being amortized to interest expense over the contractual term of the 2025 convertible senior notes at an effective interest rate of 1.93%.
The net carrying amount of the liability component of the Notes as of April 30, 2021 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2021	As of January 31, 2021
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized debt discount	—	(63,664)
Less: unamortized issuance costs	(7,797)	(6,308)
Net carrying amount	$279,703	$217,528
The net carrying amount of the equity component of the Notes as of April 30, 2021 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	As of April 30, 2021	As of January 31, 2021
	(in thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$70,768
Less: issuance costs	—	(2,290)
Carrying amount of the equity component	$—	$68,478
Interest expense recognized related to the Notes is as follows. There was no interest expense associated with the Notes for the three months ended April 30, 2020.

Three Months Ended April 30, 2021
(in thousands)
Contractual interest expense	$879
Amortization of debt issuance costs	438
Total interest expense related to the Notes	$1,317
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

10. Commitments and Contingencies
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

11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Deferred revenue, beginning of period	$129,972	$92,569
Billings	59,675	53,663
Revenue recognized	(63,591)	(49,786)
Deferred revenue, end of period	$126,056	$96,446
For the three months ended April 30, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of April 30, 2021, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $114.1 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.

12. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of April 30, 2021 and January 31, 2021, respectively, the Company was authorized to grant up to 22,233,800 shares and 18,059,506 shares of common stock under the Stock Plans.
The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of April 30, 2021 and January 31, 2021, there were 15,344,651 shares and 13,060,282 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

April 30, 2021
Outstanding stock options and unvested RSUs and PSUs outstanding	16,170,681
Available for future stock option, RSU, and PSU grants	15,344,651
Available for ESPP	2,944,123
Total common stock reserved at April 30, 2021	34,459,455
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2021	11,177,838	$8.25	6.9 years	$452,452
Granted	32,428	$41.17
Exercised	(536,593)	$5.23
Canceled	(40,185)	$9.09
Outstanding at April 30, 2021	10,633,488	$8.50	6.7 years	$361,089
Vested as of April 30, 2021	7,447,293	$6.00	6.2 years	$271,497
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended April 30,
	2021	2020
Expected dividend yield	—%	—%
Expected volatility	43.8%	43.3%
Expected term (years)	6.1	6.1
Risk-free interest rate	1.16%	0.46% - 0.47%
Stock options granted during the three months ended April 30, 2021 and 2020 had a weighted average grant date fair value of $17.80 and $6.61 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2021 and 2020 was $20.5 million and $11.5 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of April 30, 2021 there was approximately $29.0 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.5 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follow:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	3,971,128	$23.60
Granted	1,839,607	$41.17
Vested	(174,135)	$18.48
Canceled	(226,716)	$24.10
Outstanding at April 30, 2021	5,409,884	$29.72
The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of April 30, 2021, there was $151.5 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.5 years based on vesting under the award service conditions.
Performance Stock Units
In April 2021, the Company granted 127,309 PSUs, with a weighted-average grant date fair value of $41.17, to certain employees of the company for which the ultimate number of stock units that will vest are determined based on the achievement of performance at the end of the stated performance period. The performance condition is based on the level of achievement of a Company target related to PagerDuty’s operating plan for the fiscal year 2022 ("2022 operating plan"). The PSUs will vest over a three-year period, subject to continuous service with the Company.
As of April 30, 2021, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the expected attainment of the performance targets.
As of April 30, 2021, total unrecognized stock-based compensation cost related to PSUs was $4.6 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.7 years.
Employee Stock Purchase Plan
In April 2019, the Board of Directors adopted and approved the 2019 Employee Stock Purchase Plan, which became effective on April 11, 2019. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
During the three months ended April 30, 2021 and 2020, the Company recognized $1.8 million and $1.6 million of stock-based compensation expense related to the ESPP, respectively.
During the three months ended April 30, 2021 and 2020, the Company withheld $3.0 million and $1.9 million in contributions from employees, respectively.
There were no purchases related to the ESPP during the three months ended April 30, 2021 or 2020.

Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cost of revenue	$676	$344
Research and development	4,440	2,183
Sales and marketing	3,954	2,285
General and administrative	4,542	3,496
Total	$13,612	$8,308

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net loss	$(22,558)	$(11,459)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	82,915	77,770
Net loss per share, basic and diluted	$(0.27)	$(0.15)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2021	2020
	(in thousands)
Shares subject to outstanding common stock awards	16,171	16,780
Convertible senior notes	7,173	—
Unvested early exercised stock options	—	27
Restricted stock awards purchased with promissory notes	—	180
Restricted stock issued to Rundeck key personnel	209	—
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	204	165
Total	23,757	17,152

14. Income Taxes
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
The Company recorded income tax expense of $0.2 million for the three months ended April 30, 2021 and 2020.

15. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
United States	$47,742	$38,272
International	15,849	11,514
Total	$63,591	$49,786
Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2021 or 2020. As of April 30, 2021, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 14% were located in Canada. As of January 31, 2021, 87% of the Company’s property and equipment and right-of-use lease assets was located in the United States and 13% was located in Canada.

16. Subsequent Events
The Company has evaluated subsequent events through June 4, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 19, 2021. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors”

included in Part II, Item 1A below. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
Overview
PagerDuty is a digital operations management platform that empowers the right action, when seconds matter.
Our platform, which includes our auto remediation software, is the best way to manage urgent, mission-critical work—and keep digital services always on. It sits at the center of a company’s digital ecosystem ingesting signals and using machine learning and automation to prevent and automate real-time work, predict and avoid downtime. We enable teams to reduce outages, improve productivity and accelerate digital transformations.
We collect data from virtually any software-enabled system or device and combine it with human response data correlating and processing it to understand digital opportunities and issues that need to be addressed in real time. Using the world’s broadest integrations, event management, automated remediation and diagnostics, and human driven runbook automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours, days or even weeks like legacy solutions.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for technical teams to one that serves many roles across the company, delivering a real-time source of truth to security, customer service, and executive stakeholders alike. Growing from an on-call tool into a full digital operations management platform, spanning incident response, on-call management, business visibility, advanced analytics, and AI Ops capabilities across automation and event management to reduce the noise, interruptions and redundant tasks from our customer’s lives. We have invested in developing the scalability, reliability, and security of our platform, allowing us to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem now includes over 560 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. Those same integrations allow PagerDuty to connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.
Our platform is easy to adopt and scalable for businesses of all sizes. We generate revenue primarily from cloud-hosted subscription fees with the majority of our revenue from such arrangements. We also generate an immaterial amount of revenue from term license software subscription fees. We offer a three-tiered range of pricing plans aligned with our customers’ needs and the sophistication of their digital operations. In addition, our Rundeck automation offering is available on a term license software subscription basis. We also offer a “freemium” plan for less than five users to introduce new users to the platform. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with high-velocity inside sales focused on small and medium businesses, a commercial team focused on mid-market customers, and a field sales team focused on enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, additional teams, and new use cases, as well as upsell premium functionality.
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
The extent and continued impact of the COVID-19 pandemic on our business continues to depend on certain developments including the duration and spread of the pandemic; government responses to the pandemic; the widespread availability and distribution of vaccines; impact on our customers and our sales cycles; industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we have seen, and anticipate there may continue to be greater variability in the demand of our product from small and medium business customers. We also have experienced an increase in churn and a decline in the number of users that we believe to be associated with the impact of COVID-19, and may continue to see a decline in the number of users if our customers are required to make workforce reductions. Because of this, we have, and may continue to experience declines in customer demand, reduced customer spend or contract duration, and lengthened payment terms that could materially adversely impact our business, results of operations, and overall financial performance in future periods.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We elected to defer the payment of employer payroll taxes in the nine months ended October 31, 2020. We are no longer deferring the payment of our employer payroll taxes, and expect to pay the amounts deferred during the fiscal years ended January 31, 2022 and 2023.
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
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in annual recurring revenue, (“ARR”), are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of April 30,
	2021	2020
Customers	13,918	13,060
Customers greater than $100,000 in ARR	458	348
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

	Last 12 Months Ended April 30,
	2021	2020
Dollar-based net retention rate for all customers	121%	121%

Components of Results of Operations
Revenue
We generate revenue primarily from cloud-hosted software subscription fees with the majority of its revenue from such arrangements. We also generate an immaterial amount of revenue from term license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription revenue is driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our platform. For our cloud-hosted software subscriptions, we recognize subscription revenue ratably over the term of the subscription period beginning on the date we grant access to our platform, assuming that all other revenue recognition criteria have been met. For our term-license software subscriptions, we recognize license revenue upon delivery and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible Senior Notes (the “Notes”) due 2025. Refer to Note 9, “Debt and Financing Arrangements” for additional details.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of accretion income and amortization expense on our available-for-sale investments and foreign currency transaction gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenue	$63,591	$49,786
Cost of revenue(1)	10,418	6,963
Gross profit	53,173	42,823
Operating expenses:
Research and development(1)	20,599	15,014
Sales and marketing(1)	37,234	26,736
General and administrative(1)	16,578	13,673
Total operating expenses	74,411	55,423
Loss from operations	(21,238)	(12,600)
Interest income	818	1,353
Interest expense	(1,317)	—
Other (expense) income, net	(616)	19
Loss before provision for income taxes	(22,353)	(11,228)
Provision for income taxes	(205)	(231)
Net loss	$(22,558)	$(11,459)

______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Cost of revenue	$676	$344
Research and development	4,440	2,183
Sales and marketing	3,954	2,285
General and administrative	4,542	3,496
Total	$13,612	$8,308

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	16	14
Gross profit	84%	86%
Operating expenses:
Research and development	32	30
Sales and marketing	59	54
General and administrative	26	27
Total operating expenses	117	111
Loss from operations	(33)	(25)
Interest income	1	3
Interest expense	(2)	—
Other (expense) income, net	(1)	—
Loss before provision for income taxes	(35)	(23)
Provision for income taxes	—	—
Net loss	(36)%	(23)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$63,591	$49,786	$13,805	28%
Revenue increased by $13.8 million, or 28%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in revenue was attributable to a combination of growth from both new and existing customers, including customers from the Rundeck acquisition. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$10,418	$6,963	$3,455	50%
Gross margin	84%	86%
Cost of revenue increased by $3.5 million, or 50%, primarily due to an increase of $2.3 million in personnel expenses as a result of increased headcount and an increase of $0.5 million in hosting, software, and telecom costs, and an increase of $0.4 million in outside services, which are related to the support of the continued growth of the business and related infrastructure.
Research and Development

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$20,599	$15,014	$5,585	37%
Percentage of revenue	32%	30%
Research and development expenses increased by $5.6 million, or 37%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily driven by an increase in personnel expenses of $4.7 million as a result of increased headcount to support our continued investment in our platform and a $0.6 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$37,234	$26,736	$10,498	39%
Percentage of revenue	59%	54%
Sales and marketing expenses increased by $10.5 million, or 39%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. This increase was primarily due to an increase of $7.1 million in personnel expenses driven by headcount growth and amortization of deferred contract costs, an increase in marketing expenses of $2.3 million due to increased volume of marketing and advertising activities, an increase of $1.4 million in outside services due to a higher volume of activities to assist with the continued growth of the business, an increase of $0.6 million in costs to support the business and related infrastructure which includes allocated overhead costs, and an increase of $0.6 million in amortization of intangibles as a result of the Rundeck acquisition. This was partially offset by a decrease of $1.1 million in travel and other program related costs due to the COVID-19 pandemic and a decrease in bad debt expense of $0.4 million.
General and Administrative

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$16,578	$13,673	$2,905	21%
Percentage of revenue	26%	27%
General and administrative expenses increased by $2.9 million, or 21%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was driven by an increase of $2.7 million in personnel expenses as a result of increased headcount, and an increase in outside services of $0.6 million due to a higher volume of activities to support the continued growth of the business. This was partially offset by a decrease of $0.6 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$1,317	$—	$1,317	N/A
Interest expense increased by $1.3 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, due to contractual interest expense and amortization of debt issuance costs on the Notes.
Interest Income and Other (Expense) Income, Net

	Three Months Ended April 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$818	$1,353	$(535)	(40)%
Other (expense) income, net	$(616)	$19	$(635)	(3,342)%
Interest income and other income decreased by $0.5 million and $0.6 million, respectively, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for stock-based compensation expense and related employer taxes, and amortization of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Gross profit	$53,173	$42,823
Add:
Stock-based compensation	676	344
Employer taxes related to employee stock transactions	26	1
Amortization of acquired intangible assets	280	—
Non-GAAP gross profit	$54,155	$43,168

Gross margin	84%	86%
Non-GAAP gross margin	85%	87%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense and related employer taxes, amortization of acquired intangible assets, and acquisition-related expenses, which include transaction costs and acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Loss from operations	$(21,238)	$(12,600)
Add:
Stock-based compensation	13,612	8,308
Employer taxes related to employee stock transactions	681	150
Amortization of acquired intangible assets	875	—
Acquisition-related expenses	459	—
Non-GAAP operating loss	$(5,611)	$(4,142)

Operating margin	(33)%	(25)%
Non-GAAP operating margin	(9)%	(8)%

Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense and related employer taxes, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs and acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period, and acquisition-related tax benefit.

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net loss	$(22,558)	$(11,459)
Add:
Stock-based compensation	13,612	8,308
Amortization of debt issuance costs	438	—
Employer taxes related to employee stock transactions	681	150
Amortization of acquired intangibles assets	875	—
Acquisition-related expenses	459	—
Non-GAAP net loss	$(6,493)	$(3,001)
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

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$1,579	$(185)
Less:
Purchases of property and equipment	(927)	(2,713)
Capitalization of internal-use software costs	(1,002)	—
Free cash flow	$(350)	$(2,898)
Net cash (used in) provided by investing activities	$(12,616)	$13,818
Net cash (used in) provided by financing activities	$(2,096)	$1,798
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds we have received from sales of equity securities, and the issuance of our Notes.
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
As of April 30, 2021, our principal sources of liquidity were cash and cash equivalents and investments totaling $557.0 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2021, we had deferred revenue of $126.1 million, of which $120.1 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$1,579	$(185)
Net cash (used in) provided by investing activities	$(12,616)	$13,818
Net cash (used in) provided by financing activities	$(2,096)	$1,798
Operating Activities
Our largest source of operating cash is cash collection from sales of our cloud-hosted and term license software subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have had periods in which we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from both private and public sales of equity securities and issuance of the Notes.
Cash provided by operating activities for the three months ended April 30, 2021 of $1.6 million primarily related to our net loss of $22.6 million, adjusted for non-cash charges of $21.2 million and net cash inflows of $3.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $13.6 million, amortization of our deferred contract costs of $3.3 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $2.0 million, and non-cash lease expense of $1.1 million. Changes in operating assets and liabilities reflected cash inflows from a $17.4 million decrease in accounts receivable due to timing of cash collections. This was partially offset by outflows from a $4.4 million decrease in accrued compensation and related benefits, a $3.9 million decrease in deferred revenue due to timing of renewals, a $3.7 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $1.6 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and $1.1 million in payments for operating lease liabilities.
Cash used in operating activities for the three months ended April 30, 2020 of $0.2 million primarily related to our net loss of $11.5 million, adjusted for non-cash charges of $13.6 million and net cash outflows of $2.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $8.3 million, amortization of our deferred contract costs of $2.4 million, non-cash lease expense of $1.1 million and depreciation and amortization of property and equipment of $1.0 million. Changes in operating assets and liabilities reflected cash outflows from a $2.9 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, a $2.9 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, $1.0 million in payments for operating lease liabilities, and a $0.4 million decrease in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by inflows from a $3.9 million increase in deferred revenue resulting primarily from increased billings for subscriptions, and a $1.0 million increase in accrued compensation primarily due to employee contributions for the ESPP and increased headcount.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2021 of $12.6 million consisted of purchases of available-for-sale investments of $77.5 million, capitalization of internal-use software of $1.0 million, and purchases of property and equipment of $0.9 million primarily for purchases of computers for new employees and to support office space for our San Francisco office. This was partially offset by proceeds from sales and maturities of investments of $67.0 million.
Cash provided by investing activities for the three months ended April 30, 2020 of $13.8 million consisted of proceeds from maturities and sales of available-for-sale and held-to-maturity investments of $48.7 million. This was partially offset by $32.1 million of purchases of available-for-sale investments and purchases of property and equipment of $2.7 million primarily to support additional office space for our Atlanta office and purchases of computers for new employees.
Financing Activities
Cash used in financing activities for the three months ended April 30, 2021 of $2.1 million consisted of $4.9 million in employee payroll taxes paid related to vesting of restricted stock units. These outflows were partially offset by proceeds of $2.8 million from the exercise of stock options.
Cash provided by financing activities for the three months ended April 30, 2020 of $1.8 million consisted primarily of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
There were no material changes during the three months ended April 30, 2021 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 19, 2021.
For further information on our commitments and contingencies, refer to Note 10, “Commitments and Contingencies”, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of April 30, 2021 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other than as set forth below, there have been no significant changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 19, 2021, that had a material impact on our condensed consolidated financial statements and related notes.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the estimated fair value of the award on the grant date.
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
The Company estimates the fair value of RSUs and PSUs at our stock price on the grant date.
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
The Company generally recognizes compensation expense for employee stock-based payment awards on a straight-line basis over the period during which an award recipient is required to provide services in exchange for the award (generally the vesting period of the award), with the exception of PSUs which are recognized using the accelerated attribution method and based on management’s judgment around the probability of achievement of a performance condition. The Company accounts for forfeitures as they occur.
The fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model and is not remeasured over the vesting term. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life.
Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, "Summary of Significant Accounting Policies", in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended January 31, 2021, which was filed with the SEC on March 19, 2021.

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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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
There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021.

Item 2.    Unregistered Sales of Securities and Use of Proceeds
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

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.1	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this June 4, 2021.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)