Form 10-Q
period 2021-07-31
PagerDuty, Inc.
filed 2021-09-03
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of September 1, 2021, was 84,972,465.

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
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of July 31, 2021	As of January 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$354,525	$339,166
Investments	192,296	221,112
Accounts receivable, net of allowance for doubtful accounts of $1,008 and $1,188 as of July 31, 2021 and January 31, 2021, respectively	48,148	55,119
Deferred contract costs, current	13,826	12,330
Prepaid expenses and other current assets	14,987	10,587
Total current assets	623,782	638,314
Property and equipment, net	14,116	12,639
Deferred contract costs, non-current	20,434	19,257
Lease right-of-use assets	22,482	24,691
Goodwill	72,126	72,126
Intangible assets, net	24,883	26,633
Other assets	689	1,783
Total assets	$778,512	$795,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,949	$5,747
Accrued expenses and other current liabilities	14,101	9,627
Accrued compensation	24,542	28,372
Deferred revenue, current	128,145	123,686
Lease liabilities, current	5,469	5,262
Total current liabilities	179,206	172,694
Convertible senior notes, net	280,162	217,528
Deferred revenue, non-current	5,857	6,286
Lease liabilities, non-current	23,831	26,542
Other liabilities	4,284	5,666
Total liabilities	493,340	428,716
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	578,728	614,494
Accumulated other comprehensive income	31	343
Accumulated deficit	(293,587)	(248,110)
Total stockholders’ equity	285,172	366,727
Total liabilities and stockholders’ equity	$778,512	$795,443
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	$67,536	$50,714	$131,127	$100,500
Cost of revenue	11,976	6,637	22,394	13,600
Gross profit	55,560	44,077	108,733	86,900
Operating expenses:
Research and development	22,909	15,535	43,508	30,549
Sales and marketing	40,814	27,511	78,048	54,247
General and administrative	20,294	14,480	36,872	28,153
Total operating expenses	84,017	57,526	158,428	112,949
Loss from operations	(28,457)	(13,449)	(49,695)	(26,049)
Interest income	783	1,048	1,601	2,401
Interest expense	(1,378)	(1,608)	(2,695)	(1,608)
Other expense, net	(586)	(431)	(1,202)	(412)
Loss before provision for income taxes	(29,638)	(14,440)	(51,991)	(25,668)
Provision for income taxes	(23)	(248)	(228)	(479)
Net loss	$(29,661)	$(14,688)	$(52,219)	$(26,147)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(108)	277	(312)	919
Total comprehensive loss	$(29,769)	$(14,411)	$(52,531)	$(25,228)
Net loss per share, basic and diluted	$(0.35)	$(0.19)	$(0.63)	$(0.33)
Weighted average shares used in calculating net loss per share, basic and diluted	83,895	78,775	83,413	78,278
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2021	83,595,225	$—	$557,843	$139	$(263,926)	$294,056
Issuance of common stock upon exercise of stock options and restricted stock agreements	749,673	—	5,379	—	—	5,379
Vesting of restricted stock units, net of employee payroll taxes	233,752	—	(6,073)	—	—	(6,073)
Issuance of common stock in connection with employee stock purchase plan	222,474	—	4,889	—	—	4,889
Other comprehensive loss	—	—	—	(108)	—	(108)
Stock-based compensation	—	—	16,690	—	—	16,690
Net loss	—	—	—	—	(29,661)	(29,661)
Balances as of July 31, 2021	84,801,124	$—	$578,728	$31	$(293,587)	$285,172

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements	1,286,266	—	8,222	—	—	8,222
Vesting of restricted stock units, net of employee payroll taxes	407,887	—	(11,003)	—	—	(11,003)
Shares issued related to a business combination	2,073	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	222,474	—	4,889	—	—	4,889
Other comprehensive loss	—	—	—	(312)	—	(312)
Stock-based compensation	—	—	30,604	—	—	30,604
Net loss	—	—	—	—	(52,219)	(52,219)
Balances as of July 31, 2021	84,801,124	$—	$578,728	$31	$(293,587)	$285,172
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2020	78,526,004	$—	$497,430	$779	$(190,666)	$307,543
Issuance of common stock upon exercise of stock options and restricted stock agreements	557,467	—	3,927	—	—	3,927
Vesting of restricted stock units, net of employee payroll taxes	90,903	—	(1,697)	—	—	(1,697)
Vesting of early exercised options	—	—	191	—	—	191
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Issuance of common stock in connection with employee stock purchase plan	181,253	—	3,558	—	—	3,558
Other comprehensive income	—	—	—	277	—	277
Stock-based compensation	—	—	9,990	—	—	9,990
Net loss	—	—	—	—	(14,688)	(14,688)
Balances as of July 31, 2020	79,355,627	$—	$546,169	$1,056	$(205,354)	$341,871

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements	1,286,892	—	5,771	—	—	5,771
Vesting of restricted stock units, net of employee payroll taxes	93,942	—	(1,743)	—	—	(1,743)
Vesting of early exercised options	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Issuance of common stock in connection with employee stock purchase plan	181,253	—	3,558	—	—	3,558
Other comprehensive income	—	—	—	919	—	919
Stock-based compensation	—	—	18,298	—	—	18,298
Net loss	—	—	—	—	(26,147)	(26,147)
Balances as of July 31, 2020	79,355,627	$—	$546,169	$1,056	$(205,354)	$341,871

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(52,219)	$(26,147)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,027	2,039
Amortization of deferred contract costs	6,812	5,064
Amortization of debt discount and issuance costs (1)	898	1,258
Stock-based compensation	30,088	18,276
Non-cash lease expense	2,209	2,204
Other	1,695	1,426
Changes in operating assets and liabilities:
Accounts receivable	6,473	(1,293)
Deferred contract costs	(9,485)	(6,199)
Prepaid expenses and other assets	(2,762)	(4,989)
Accounts payable	1,179	(1,549)
Accrued expenses and other liabilities	3,373	3,618
Accrued compensation	(3,830)	1,287
Deferred revenue	4,030	8,611
Lease liabilities	(2,504)	(1,744)
Net cash (used in) provided by operating activities	(10,016)	1,862
Cash flows from investing activities
Purchases of property and equipment	(1,291)	(3,292)
Capitalization of internal-use software costs	(1,917)	(111)
Payments related to a business acquisition	(160)	—
Proceeds from maturities of held-to-maturity investments	—	24,040
Purchases of available-for-sale investments	(116,103)	(100,029)
Proceeds from maturities of available-for-sale investments	116,150	71,632
Proceeds from sales of available-for-sale investments	27,380	7,285
Net cash provided by (used in) investing activities	24,059	(475)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $8,151	—	279,349
Purchases of capped calls related to convertible senior notes	—	(35,708)
Proceeds from employee stock purchase plan	4,889	3,558
Proceeds from issuance of common stock upon exercise of stock options	7,430	5,771
Employee payroll taxes paid related to net share settlement of restricted stock units	(11,003)	(1,743)
Net cash provided by financing activities	1,316	251,227
Net increase in cash, cash equivalents, and restricted cash	15,359	252,614
Cash, cash equivalents, and restricted cash at beginning of period	339,166	124,024
Cash, cash equivalents, and restricted cash at end of period	$354,525	$376,638

Supplemental cash flow data:
Cash paid for income taxes	$72	$—
Cash paid for interest	$1,797	$—
Non-cash investing and financing activities:
Vesting of early exercised options	$—	$507
Purchase of property and equipment, accrued but not yet paid	$402	$385
Costs related to issuance of convertible senior notes, accrued but not yet paid	$—	$1,154
Stock-based compensation capitalized in internal use software	$516	$—
Receivables for cash in-transit on stock option exercises	$792	$—
(1) During the first quarter of fiscal 2022, the Company early adopted ASU 2020-06 which resulted in the elimination of amortization of debt discount on our 1.25% Convertible Senior Notes (the “Notes”) from February 1, 2021.

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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position, cash flows, and statements of stockholders’ equity. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the full year ending January 31, 2022 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.
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
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements during the three and six months ended July 31, 2021 and 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
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
No single customer accounted for 10% of the total accounts receivable balance as of July 31, 2021 or January 31, 2021. No single customer represented 10% or more of revenue for the three and six months ended July 31, 2021 or 2020.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $1.1 million to entities associated with related parties during the three and six months ended July 31, 2021, which were included in the accounts receivable balance as of July 31, 2021. Other related party transactions were not material for the three and six months ended July 31, 2021 and 2020.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due July 2025 are no longer bifurcated into separate liability and equity components in the July 31, 2021 condensed consolidated balance sheets. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the July 31, 2021 condensed consolidated balance sheets. Upon adoption, the Company recognized an increase to long-term debt of $61.7 million, a decrease to additional paid in capital of $68.5 million, and a decrease in accumulated deficit of $6.7 million on its condensed consolidated balance sheets as of February 1, 2021. The adoption did not affect the Company’s condensed

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
consolidated statements of operations or condensed consolidated statements of cash flows. Refer to Note 9. “Debt and Financing Instruments” for further information.

	As of January 31, 2021	ASU 2020-06 Adoption Adjustment	As of February 1, 2021
	(in thousands)
Liabilities
Outstanding principal	$287,500	$—	$287,500
Unamortized debt discount and issuance costs	(69,972)	61,736	(8,236)
Net carrying amount	$217,528	$61,736	$279,264

Equity
Additional paid-in-capital	$(614,494)	$68,478	$(546,016)
Accumulated deficit	(248,110)	6,742	(241,368)
3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of July 31, 2021	As of January 31, 2021
	(in thousands)
Cash and cash equivalents
Cash	$326,999	$184,308
Money market funds	27,526	139,870
U.S. Treasury securities	—	14,988
Total cash and cash equivalents	$354,525	$339,166
Available-for-sale investments:
U.S. Treasury securities	$50,390	$45,026
Commercial paper	24,635	34,598
Corporate debt securities	117,271	141,488
Total available-for-sale investments	$192,296	$221,112
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains (losses), and fair value by significant investment category as of July 31, 2021 and January 31, 2021. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and six months ended July 31, 2021.

	As of July 31, 2021
	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$50,392	$(2)	$50,390
Commercial paper	24,632	3	24,635
Corporate debt securities	117,241	30	117,271
Total available-for-sale investments	$192,265	$31	$192,296

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of January 31, 2021
	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$45,023	$3	$45,026
Commercial paper	34,607	(9)	34,598
Corporate debt securities	141,139	349	141,488
Total available-for-sale investments	$220,769	$343	$221,112
The following table presents the Company’s available-for-sale securities by contractual maturity date as of July 31, 2021 and January 31, 2021:

	As of July 31, 2021
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$149,399	$149,458
Due between one to five years	42,866	42,838
Total	$192,265	$192,296

	As of January 31, 2021
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$171,498	$171,837
Due between one to five years	49,271	49,275
Total	$220,769	$221,112
When evaluating investments for impairment, the Company reviews factors such as the extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities. The Company has not recorded an allowance for credit losses, as the Company believes any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of July 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$27,526	$—	$—	$27,526
U.S. Treasury securities	—	50,390	—	50,390
Commercial paper	—	24,635	—	24,635
Corporate debt securities	—	117,271	—	117,271
Total	$27,526	$192,296	$—	$219,822
Included in cash equivalents				$27,526
Included in investments				$192,296

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$139,870	$—	$—	$139,870
U.S. Treasury securities	14,988	45,026	—	60,014
Commercial paper	—	34,598	—	34,598
Corporate debt securities	—	141,488	—	141,488
Total	$154,858	$221,112	$—	$375,970
Included in cash equivalents				$154,858
Included in investments				$221,112
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2021 and January 31, 2021, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of July 31, 2021, the estimated fair value of the Notes was approximately $364.2 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Goodwill and Acquired Intangible Assets
There have been no changes in the carrying amount of goodwill since January 31, 2021.
Acquired intangible assets subject to amortization as of July 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(1,817)	$19,983	9.2
Developed technology	5,600	(933)	4,667	4.2
Trademarks	400	(167)	233	1.2
Total acquired intangibles, net	$27,800	$(2,917)	$24,883
For the three and six months ended July 31, 2021, amortization expense related to acquired intangible assets was $0.9 million, and $1.8 million, respectively. No amortization expense was recorded during the three and six months ended July 31, 2020.

6. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of July 31, 2021	As of January 31, 2021
	(in thousands)
Leasehold improvements	$12,957	$12,767
Computers and equipment	7,510	6,562
Furniture and fixtures	3,002	3,017
Capitalized internal-use software	3,936	1,355
Gross property and equipment (1)	27,405	23,701
Accumulated depreciation and amortization	(13,289)	(11,062)
Property and equipment, net	$14,116	$12,639
(1) Gross property and equipment includes construction-in-progress for leasehold improvements of $0.7 million and $0.5 million that had not yet been placed in service as of July 31, 2021 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $1.1 million and $1.0 million for the three months ended July 31, 2021 and 2020, respectively, and $2.1 million and $1.9 million for the six months ended July 31, 2021 and 2020, respectively.

7. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $34.3 million and $31.6 million as of July 31, 2021 and January 31, 2021, respectively. Amortization expense for deferred contract costs was $3.6 million and $2.6 million for the three months ended July 31, 2021 and 2020, respectively, and $6.8 million and $5.1 million for the six months ended July 31, 2021 and 2020, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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
The following tables present information about leases on the condensed consolidated balance sheet.

	As of July 31, 2021	As of January 31, 2021
	(in thousands)
Assets
Lease right-of-use assets	$22,482	$24,691
Liabilities
Lease liabilities	5,469	5,262
Lease liabilities, non-current	23,831	26,542
As of July 31, 2021, the weighted average remaining lease term was 5.3 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$1,403	$1,445	$2,772	$2,887
Short-term lease expense	79	261	169	560
Variable lease expense	202	361	315	663

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,571	$1,149	$3,143	$2,287

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
The Notes are senior, unsecured obligations of the Company and accrue interest payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of 1.25% per year. The Notes will mature on July 1, 2025, unless such notes are converted, redeemed or repurchased earlier. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election in the manner and subject to the terms and conditions provided in the Indenture.
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on April 1, 2025, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ended October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $280.2 million as of July 31, 2021, with principal of $287.5 million, net of unamortized issuance costs of $7.3 million. The Notes were classified as long term liabilities as of July 31, 2021. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the liability component of the Notes as of July 31, 2021 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of July 31, 2021	As of January 31, 2021
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized debt discount	—	(63,664)
Less: unamortized issuance costs	(7,338)	(6,308)
Net carrying amount	$280,162	$217,528
The net carrying amount of the equity component of the Notes as of July 31, 2021 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	As of July 31, 2021	As of January 31, 2021
	(in thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$70,768
Less: issuance costs	—	(2,290)
Carrying amount of the equity component	$—	$68,478
Interest expense recognized related to the Notes is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Contractual interest expense	$918	$349	$1,797	$349
Amortization of debt discount	—	1,145	—	1,145
Amortization of debt issuance costs	460	114	898	114
Total interest expense related to the Notes	$1,378	$1,608	$2,695	$1,608
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

11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Deferred revenue, beginning of period	$126,056	$96,446	$129,972	$92,569
Billings	75,482	55,448	135,157	109,111
Revenue recognized	(67,536)	(50,714)	(131,127)	(100,500)
Deferred revenue, end of period	$134,002	$101,180	$134,002	$101,180
For the three and six months ended July 31, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of July 31, 2021, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $118.2 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.

12. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of July 31, 2021 and January 31, 2021, the Company was authorized to grant up to 22,964,193 shares and 18,059,506 shares of common stock, respectively, under the Stock Plans.

The Company currently uses authorized and unissued shares to satisfy stock award exercises. As of July 31, 2021 and January 31, 2021, there were 15,693,636 shares and 13,060,282 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

July 31, 2021
Outstanding stock options and unvested RSUs and PSUs outstanding	14,965,580
Available for future stock option, RSU, and PSU grants	15,693,636
Available for ESPP	2,721,649
Total common stock reserved at July 31, 2021	33,380,865
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2021	11,177,838	$8.25	6.9 years	$452,452
Granted	48,866	$41.52
Exercised	(1,286,266)	$6.36
Canceled	(283,443)	$16.61
Outstanding at July 31, 2021	9,656,995	$8.43	6.5 years	$310,586
Vested as of July 31, 2021	7,153,532	$6.23	6.1 years	$245,762
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Expected volatility	46.5%	43.9%	43.8% - 46.5%	43.3% - 43.9%
Expected term (years)	6.1	6.1	6.1	6.1
Risk-free interest rate	1.04%	0.41%	1.04% - 1.16%	0.41% - 0.47%
Stock options granted during the three months ended July 31, 2021 and 2020 had a weighted average grant date fair value of $19.08 and $12.59 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended July 31, 2021 and 2020 was $25.6 million and $11.6 million, respectively.
Stock options granted during the six months ended July 31, 2021 and 2020 had a weighted average grant date fair value of $18.23 and $8.96 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 31, 2021 and 2020 was $46.1 million and $23.0 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.

As of July 31, 2021, there was approximately $23.5 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.3 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	3,971,128	$23.60
Granted	2,127,307	$41.31
Vested	(407,887)	$23.84
Canceled	(636,581)	$26.43
Outstanding at July 31, 2021	5,053,967	$30.68
The Company uses the fair value of RSUs based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of July 31, 2021, there was $145.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.3 years based on vesting under the award service conditions.
Performance Stock Units
In April 2021, the Company granted 127,309 PSUs, with a weighted-average grant date fair value of $41.17 per share, to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of performance at the end of the stated performance period. The performance condition is based on the level of achievement of a Company target related to PagerDuty’s operating plan for fiscal 2022 ("2022 operating plan"). The PSUs will vest over a three-year period, subject to continuous service with the Company.
During the three and six months ended July 31, 2021, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the expected attainment of the performance targets.
As of July 31, 2021, total unrecognized stock-based compensation cost related to PSUs was $3.4 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.5 years.
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
During the three months ended July 31, 2021 and 2020, the Company recognized $1.3 million and $1.2 million of stock-based compensation expense related to the ESPP, respectively. During the six months ended July 31, 2021 and 2020, the Company recognized $3.1 million and $2.8 million of stock-based compensation expense related to the ESPP, respectively.

During the three months ended July 31, 2021 and 2020, the Company withheld $2.0 million and $1.6 million in contributions from employees, respectively. During the six months ended July 31, 2021 and 2020, the Company withheld $5.0 million and $3.5 million, respectively.
During the three and six months ended July 31, 2021, 171,796, 20,269, and 30,409 shares of common stock were issued under the ESPP at purchase prices of $19.63, $23.03, and $34.54, respectively. During the three and six months ended July 31, 2020, 181,253 shares of common stock were issued under the ESPP at a purchase price of $19.63 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,023	$263	$1,699	$607
Research and development	5,607	2,469	10,047	4,652
Sales and marketing	4,401	2,870	8,355	5,155
General and administrative	5,445	4,366	9,987	7,862
Total	$16,476	$9,968	$30,088	$18,276

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net loss	$(29,661)	$(14,688)	$(52,219)	$(26,147)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	83,895	78,775	83,413	78,278
Net loss per share, basic and diluted	$(0.35)	$(0.19)	$(0.63)	$(0.33)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2021	2020
	(in thousands)
Shares subject to outstanding common stock awards	14,838	16,298
Convertible senior notes	7,173	7,173
Restricted stock awards purchased with promissory notes	—	142
Restricted stock issued to Rundeck key personnel	191	—
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	72	64
Total	22,274	23,677

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
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, our foreign operations which are subject to tax rates that differ from those in the U.S, as well as the benefit for non-U.S. income tax credits.
The Company recorded income tax expense of $0.2 million for the three months ended July 31, 2020, and $0.2 million and $0.5 million for the six months ended July 31, 2021 and 2020, respectively. Income tax expense for the three months ended July 31, 2021 was not material.

15. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31, 2021
	2021	2020	2021	2020
	(in thousands)
United States	$51,019	$38,997	$98,761	$77,269
International	16,517	11,717	32,366	23,231
Total	$67,536	$50,714	$131,127	$100,500
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2021 or 2020. As of July 31, 2021, 85% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 15% were located in Canada. As of January 31, 2021, 87% of the Company’s property and equipment and right-of-use lease assets was located in the United States and 13% was located in Canada.

16. Subsequent Events
The Company has evaluated subsequent events through September 3, 2021.

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
We collect data from virtually any software-enabled system or device and combine it with human response data, correlating and processing it to understand digital opportunities and issues that need to be addressed in real time. Using the world’s broadest integrations, event management, automated remediation and diagnostics, and human driven runbook automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes and seconds, not hours, days or even weeks like legacy solutions.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for technical teams to one that serves many roles across the company, delivering a real-time source of truth to security, customer service, and executive stakeholders alike. Growing from an on-call tool into a full digital operations management platform, spanning incident response, on-call management, business visibility, advanced analytics, and AI Ops capabilities across automation and event management to reduce the noise, interruptions and redundant tasks from our customer’s lives. We have invested in developing the scalability, reliability, and security of our platform, allowing us to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem now includes over 600 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. Those same integrations allow PagerDuty to connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.
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
The extent and continued impact of the COVID-19 pandemic on our business continues to depend on certain developments including the duration and spread of the pandemic; government responses to the pandemic; the widespread availability and distribution of vaccines; impact on our customers and our sales cycles; industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we have seen, and may continue to see greater variability in the demand of our product from small and medium business customers. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, PagerDuty has become an increasingly critical service.
The majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and comply with local regulations within the United States and internationally. In addition, we have implemented travel restrictions on all business-related travel. We have extended our paid time off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. In addition, we have provided allowances to our employees to cover expenses related to transitioning to a work from home environment. We also continue to offer local employee assistance programs to employees if needed. These changes remain in effect and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls, and procedures.
In 2020, we converted Summit, our global customer conference series, to virtual events. We have also canceled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as Summit and other in-person conferences, events, and meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or, for how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional, and sales activities.
On March 27, 2020, the former President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We elected to defer the payment of employer payroll taxes in the nine months ended October 31, 2020. We are no longer deferring the payment of our employer payroll taxes. We have begun to pay the amounts deferred and will continue these payments during the fiscal years ending January 31, 2022 and 2023.
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
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in annual recurring revenue (“ARR”), are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of July 31,
	2021	2020
Customers	14,169	13,346
Customers greater than $100,000 in ARR	501	369
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

	Last 12 Months Ended July 31,
	2021	2020
Dollar-based net retention rate for all customers	126%	116%

Components of Results of Operations
Revenue
We generate revenue primarily from cloud-hosted software subscription fees with the majority of our revenue from such arrangements. We also generate an immaterial amount of revenue from term license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription revenue is driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our platform. For our cloud-hosted software subscriptions, we recognize subscription revenue ratably over the term of the subscription period beginning on the date we grant access to our platform, assuming that all other revenue recognition criteria have been met. For our term-license software subscriptions, we recognize license revenue upon delivery and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$67,536	$50,714	$131,127	$100,500
Cost of revenue(1)	11,976	6,637	22,394	13,600
Gross profit	55,560	44,077	108,733	86,900
Operating expenses:
Research and development(1)	22,909	15,535	43,508	30,549
Sales and marketing(1)	40,814	27,511	78,048	54,247
General and administrative(1)	20,294	14,480	36,872	28,153
Total operating expenses	84,017	57,526	158,428	112,949
Loss from operations	(28,457)	(13,449)	(49,695)	(26,049)
Interest income	783	1,048	1,601	2,401
Interest expense	(1,378)	(1,608)	(2,695)	(1,608)
Other expense, net	(586)	(431)	(1,202)	(412)
Loss before provision for income taxes	(29,638)	(14,440)	(51,991)	(25,668)
Provision for income taxes	(23)	(248)	(228)	(479)
Net loss	$(29,661)	$(14,688)	$(52,219)	$(26,147)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,023	$263	$1,699	$607
Research and development	5,607	2,469	10,047	4,652
Sales and marketing	4,401	2,870	8,355	5,155
General and administrative	5,445	4,366	9,987	7,862
Total	$16,476	$9,968	$30,088	$18,276

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	18	13	17	14
Gross profit	82%	87%	83%	86%
Operating expenses:
Research and development	34	31	33	30
Sales and marketing	60	54	60	54
General and administrative	30	29	28	28
Total operating expenses	124	113	121	112
Loss from operations	(42)	(27)	(38)	(26)
Interest income	1	2	1	2
Interest expense	(2)	(3)	(2)	(2)
Other expense, net	(1)	(1)	(1)	—
Loss before provision for income taxes	(44)	(28)	(40)	(26)
Provision for income taxes	—	—	—	—
Net loss	(44)%	(29)%	(40)%	(26)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$67,536	$50,714	$16,822	33%
Revenue increased by $16.8 million, or 33%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in revenue was attributable to a combination of growth from both new and existing customers, including customers from the Rundeck acquisition. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$11,976	$6,637	$5,339	80%
Gross margin	82%	87%
Cost of revenue increased by $5.3 million, or 80%, primarily due to an increase of $3.1 million in personnel expenses as a result of increased headcount and increases of $0.9 million in hosting, software, and telecom costs and an $0.6 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure.
Research and Development

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$22,909	$15,535	$7,374	47%
Percentage of revenue	34%	31%
Research and development expenses increased by $7.4 million, or 47%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily driven by an increase in personnel expenses of $6.1 million as a result of increased headcount to support our continued investment in our platform and a $0.7 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$40,814	$27,511	$13,303	48%
Percentage of revenue	60%	54%
Sales and marketing expenses increased by $13.3 million, or 48%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. This increase was primarily due to an increase of $6.0 million in personnel expenses driven by headcount growth and amortization of deferred contract costs, an increase in marketing expenses of $4.3 million due to increased volume of marketing and advertising activities, an increase of $1.4 million in costs to support the business and related infrastructure which includes allocated overhead costs, an increase of $0.7 million in outside services due to a higher volume of activities to assist with the continued growth of the business, and an increase of $0.6 million in amortization of intangibles related to the acquisition of Rundeck.
General and Administrative

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$20,294	$14,480	$5,814	40%
Percentage of revenue	30%	29%
General and administrative expenses increased by $5.8 million, or 40%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was driven by an increase of $3.5 million in personnel expenses as a result of increased headcount, and an increase in outside services of $3.1 million, the majority of which was due to non-recurring strategic consulting fees. This was partially offset by a decrease of $1.4 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$1,378	$1,608	$(230)	(14)%
Interest expense decreased by $0.2 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, due to the adoption of Accounting Standard Update (“ASU”) 2020-06. Refer to Note 2, "Summary of Significant Accounting Policies", for additional details.
Interest Income and Other (Expense) Income, Net

	Three Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$783	$1,048	$(265)	(25)%
Other expense, net	$(586)	$(431)	$(155)	36%
Interest income decreased by $0.3 million and and other expense increased by $0.2 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.
Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$131,127	$100,500	$30,627	30%
Revenue increased by $30.6 million, or 30%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in revenue was attributable to a combination of growth from both new and existing customers, including customers from the Rundeck acquisition. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$22,394	$13,600	$8,794	65%
Gross margin	83%	86%
Cost of revenue increased by $8.8 million, or 65% for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase is primarily due to an increase of $5.4 million in personnel expenses as a result of increased headcount, increases of $1.4 million in hosting, software, and telecom costs and $0.9 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure, and an increase of $0.6 million in amortization of intangibles related to the acquisition of Rundeck.

Research and Development

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$43,508	$30,549	$12,959	42%
Percentage of revenue	33%	30%
Research and development expenses increased by $13.0 million, or 42%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily driven by an increase in personnel expenses of $10.8 million as a result of increased headcount to support our continued investment in our platform, a $1.3 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs, and an increase of $0.7 million in outside services due to a higher volume of activities to assist with the continued growth of the business.
Sales and Marketing

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$78,048	$54,247	$23,801	44%
Percentage of revenue	60%	54%
Sales and marketing expenses increased by $23.8 million, or 44%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. This increase was primarily due to an increase of $13.1 million in personnel expenses driven by headcount growth and amortization of deferred contract costs, an increase in marketing expenses of $6.6 million due to increased volume of marketing and advertising activities, an increase of $2.2 million in outside services due to a higher volume of activities to assist with the continued growth of the business, an increase of $2.0 million in costs to support the business and related infrastructure which includes allocated overhead costs, and an increase of $1.2 million in amortization of intangibles related to the acquisition of Rundeck. This was partially offset by a decrease of $0.9 million in travel and other program related costs due to the COVID-19 pandemic.
General and Administrative

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$36,872	$28,153	$8,719	31%
Percentage of revenue	28%	28%
General and administrative expenses increased by $8.7 million, or 31%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was driven by an increase of $6.2 million in personnel expenses as a result of increased headcount and increases in outside services of $3.7 million, the majority of which was due to non-recurring strategic consulting fees, and an increase in insurance, business taxes and licenses of $0.6 million due to a higher volume of activities to support the continued growth of the business. This was partially offset by a decrease of $2.0 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$2,695	$1,608	$1,087	68%
Interest expense increased by $1.1 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, due to interest expense on the Notes which were issued in June 2020.
Interest Income and Other (Expense) Income, Net

	Six Months Ended July 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$1,601	$2,401	$(800)	(33)%
Other expense, net	$(1,202)	$(412)	$(790)	192%
Interest income decreased by $0.8 million and other expense increased by $0.8 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$55,560	$44,077	$108,733	$86,900
Add:
Stock-based compensation	1,023	263	1,699	607
Employer taxes related to employee stock transactions	30	8	56	9
Amortization of acquired intangible assets	280	—	560	—
Non-GAAP gross profit	$56,893	$44,348	$111,048	$87,516

Gross margin	82%	87%	83%	87%
Non-GAAP gross margin	84%	87%	85%	87%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Loss from operations	$(28,457)	$(13,449)	$(49,695)	$(26,049)
Add:
Stock-based compensation	16,476	9,968	30,088	18,276
Employer taxes related to employee stock transactions	710	254	1,391	406
Amortization of acquired intangible assets	875	—	1,750	—
Acquisition-related expenses	455	—	914	—
Non-GAAP operating loss	$(9,941)	$(3,227)	$(15,552)	$(7,367)

Operating margin	(42)%	(27)%	(38)%	(26)%
Non-GAAP operating margin	(15)%	(6)%	(12)%	(7)%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(29,661)	$(14,688)	$(52,219)	$(26,147)
Add:
Stock-based compensation	16,476	9,968	30,088	18,276
Amortization of debt discount and issuance costs (1)	460	1,258	898	1,258
Employer taxes related to employee stock transactions	710	254	1,391	406
Amortization of acquired intangibles assets	875	—	1,750	—
Acquisition-related expenses	455	—	914	—
Non-GAAP net loss	$(10,685)	$(3,208)	$(17,178)	$(6,207)
(1) During the first quarter of fiscal 2022, the Company early adopted ASU 2020-06 which resulted in the elimination of amortization of debt discount on the convertible senior notes from February 1, 2021.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assess our liquidity.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(11,595)	$2,047	$(10,016)	$1,862
Less:
Purchases of property and equipment	(364)	(579)	(1,291)	(3,292)
Capitalization of internal-use software costs	(915)	(111)	(1,917)	(111)
Free cash flow	$(12,874)	$1,357	$(13,224)	$(1,541)
Net cash provided by (used in) investing activities	$36,675	$(14,293)	$24,059	$(475)
Net cash provided by financing activities	$3,412	$249,429	$1,316	$251,227
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

As of July 31, 2021, our principal sources of liquidity were cash and cash equivalents and investments totaling $546.8 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, we had deferred revenue of $134.0 million, of which $128.1 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(10,016)	$1,862
Net cash provided by (used in) investing activities	$24,059	$(475)
Net cash provided by financing activities	$1,316	$251,227
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
Cash used in operating activities for the six months ended July 31, 2021 of $10.0 million primarily related to our net loss of $52.2 million, adjusted for non-cash charges of $45.7 million and net cash outflows of $3.5 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $30.1 million, amortization of our deferred contract costs of $6.8 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $4.0 million, and non-cash lease expense of $2.2 million. Changes in operating assets and liabilities reflected cash outflows from a $9.5 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $3.8 million decrease in accrued compensation and related benefits, a $2.8 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and $2.5 million in payments for operating lease liabilities. These amounts were partially offset by cash inflows from a $6.5 million decrease in accounts receivable due to timing of cash collections, a $4.6 million increase in accounts payable and accrued expenses and liabilities, and a $4.0 million increase in deferred revenue resulting primarily from increased billings for subscriptions.

Cash provided by operating activities for the six months ended July 31, 2020 of $1.9 million primarily related to our net loss of $26.1 million, adjusted for non-cash charges of $30.3 million and net cash outflows of $2.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $18.3 million, amortization of our deferred contract costs of $5.1 million, non-cash lease expense of $2.2 million and depreciation and amortization of property and equipment and capitalized implementation costs of $2.0 million. Changes in operating assets and liabilities reflected cash outflows from a $6.2 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $5.0 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, $1.7 million in payments for operating lease liabilities, and a $1.3 million increase in accounts receivable due to timing of cash collections. These amounts were partially offset by inflows from an $8.6 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $2.1 million increase in accounts payable and accrued expenses and other liabilities, and a $1.3 million increase in accrued compensation primarily due to employee contributions for the employee stock purchase plan (the “ESPP”) and increased headcount.
Investing Activities
Cash provided by investing activities for the six months ended July 31, 2021 of $24.1 million consisted of proceeds from sales and maturities of investments of $143.5 million. This was partially offset by purchases of available-for-sale investments of $116.1 million, capitalization of internal-use software of $1.9 million, and purchases of property and equipment of $1.3 million primarily for purchases of computers for new employees and to support office space for our San Francisco office.
Cash used in investing activities for the six months ended July 31, 2020 of $0.5 million consisted of purchases of available-for-sale investments of $100.0 million and purchases of property and equipment of $3.3 million primarily to support additional office space for our Atlanta office and purchases of computers for new employees. This was partially offset by proceeds from maturities and sales of investments of $103.0 million.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2021 of $1.3 million consisted of proceeds of $7.4 million from the exercise of stock options and proceeds from the ESPP of $4.9 million. This was partially offset by $11.0 million in employee payroll taxes paid related to vesting of restricted stock units.
Cash provided by financing activities for the six months ended July 31, 2020 of $251.2 million consisted primarily of net proceeds of $279.3 million related to the issuance of the Notes, proceeds from the ESPP of $3.6 million, and proceeds of $5.8 million from the exercise of stock options. This was partially offset by purchases of the Capped Calls of $35.7 million.
Contractual Obligations and Commitments
There were no material changes during the six months ended July 31, 2021 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 19, 2021.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of July 31, 2021 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this September 3, 2021.

PAGERDUTY, INC.

By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)