Form 10-Q
period 2021-10-31
PagerDuty, Inc.
filed 2021-12-08
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of December 6, 2021, was 85,980,013.

PAGERDUTY, INC.

PART I - FINANCIAL INFORMATION
Part II - OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of October 31, 2021	As of January 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$359,738	$339,166
Investments	185,545	221,112
Accounts receivable, net of allowance for doubtful accounts of $1,218 and $1,188 as of October 31, 2021 and January 31, 2021, respectively	53,965	55,119
Deferred contract costs, current	15,075	12,330
Prepaid expenses and other current assets	11,833	10,587
Total current assets	626,156	638,314
Property and equipment, net	14,625	12,639
Deferred contract costs, non-current	22,703	19,257
Lease right-of-use assets	21,360	24,691
Goodwill	72,126	72,126
Intangible assets, net	24,008	26,633
Other assets	1,108	1,783
Total assets	$782,086	$795,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,564	$5,747
Accrued expenses and other current liabilities	11,167	9,627
Accrued compensation	32,253	28,372
Deferred revenue, current	137,353	123,686
Lease liabilities, current	5,554	5,262
Total current liabilities	195,891	172,694
Convertible senior notes, net	280,615	217,528
Deferred revenue, non-current	5,497	6,286
Lease liabilities, non-current	22,438	26,542
Other liabilities	4,256	5,666
Total liabilities	508,697	428,716
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	593,508	614,494
Accumulated other comprehensive (loss) income	(191)	343
Accumulated deficit	(319,928)	(248,110)
Total stockholders’ equity	273,389	366,727
Total liabilities and stockholders’ equity	$782,086	$795,443
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$71,760	$53,772	$202,887	$154,272
Cost of revenue	12,039	7,685	34,433	21,285
Gross profit	59,721	46,087	168,454	132,987
Operating expenses:
Research and development	24,554	16,156	68,062	46,705
Sales and marketing	40,176	34,024	118,224	88,271
General and administrative	19,808	17,746	56,680	45,899
Total operating expenses	84,538	67,926	242,966	180,875
Loss from operations	(24,817)	(21,839)	(74,512)	(47,888)
Interest income	705	974	2,306	3,375
Interest expense	(1,350)	(4,133)	(4,045)	(5,741)
Other expense, net	(729)	(449)	(1,931)	(861)
Loss before (provision for) benefit from income taxes	(26,191)	(25,447)	(78,182)	(51,115)
(Provision for) benefit from income taxes	(150)	4,839	(378)	4,360
Net loss	$(26,341)	$(20,608)	$(78,560)	$(46,755)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(222)	(422)	(534)	497
Total comprehensive loss	$(26,563)	$(21,030)	$(79,094)	$(46,258)
Net loss per share, basic and diluted	$(0.31)	$(0.26)	$(0.94)	$(0.59)
Weighted average shares used in calculating net loss per share, basic and diluted	85,092	79,937	83,979	78,835
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2021	84,801,124	$—	$578,728	$31	$(293,587)	$285,172
Issuance of common stock upon exercise of stock options and restricted stock agreements	724,725	—	4,286	—	—	4,286
Vesting of restricted stock units, net of employee payroll taxes	269,436	—	(7,616)	—	—	(7,616)
Other comprehensive loss	—	—	—	(222)	—	(222)
Stock-based compensation	—	—	18,110	—	—	18,110
Net loss	—	—	—	—	(26,341)	(26,341)
Balances as of October 31, 2021	85,795,285	$—	$593,508	$(191)	$(319,928)	$273,389

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements	2,010,991	—	12,508	—	—	12,508
Vesting of restricted stock units, net of employee payroll taxes	677,323	—	(18,619)	—	—	(18,619)
Shares issued related to a business combination	2,073	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	222,474	—	4,889	—	—	4,889
Other comprehensive loss	—	—	—	(534)	—	(534)
Stock-based compensation	—	—	48,714	—	—	48,714
Net loss	—	—	—	—	(78,560)	(78,560)
Balances as of October 31, 2021	85,795,285	$—	$593,508	$(191)	$(319,928)	$273,389
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2020	79,355,627	$—	$546,169	$1,056	$(205,354)	$341,871
Issuance of common stock upon exercise of stock options and restricted stock agreements	782,554	—	3,938	—	—	3,938
Vesting of restricted stock units, net of employee payroll taxes	146,174	—	(2,591)	—	—	(2,591)
Shares issued related to a business combination	1,499,651	—	38,875	—	—	38,875
Other comprehensive loss	—	—	—	(422)	—	(422)
Stock-based compensation	—	—	13,495	—	—	13,495
Net loss	—	—	—	—	(20,608)	(20,608)
Balances as of October 31, 2020	81,784,006	$—	$599,886	$634	$(225,962)	$374,558

	Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements	2,069,446	—	9,709	—	—	9,709
Vesting of restricted stock units, net of employee payroll taxes	240,116	—	(4,334)	—	—	(4,334)
Vesting of early exercised options	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Shares issued related to a business combination	1,499,651	—	38,875	—	—	38,875
Issuance of common stock in connection with employee stock purchase plan	181,253	—	3,558	—	—	3,558
Other comprehensive income	—	—	—	497	—	497
Stock-based compensation	—	—	31,793	—	—	31,793
Net loss	—	—	—	—	(46,755)	(46,755)
Balances as of October 31, 2020	81,784,006	$—	$599,886	$634	$(225,962)	$374,558

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(78,560)	$(46,755)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,160	3,352
Amortization of deferred contract costs	10,651	7,894
Amortization of debt discount and issuance costs (1)	1,350	4,493
Stock-based compensation	47,866	31,735
Non-cash lease expense	3,331	3,299
Other	2,592	1,897
Changes in operating assets and liabilities:
Accounts receivable	360	(3,879)
Deferred contract costs	(16,842)	(10,944)
Prepaid expenses and other assets	(857)	(3,605)
Accounts payable	3,836	(210)
Accrued expenses and other liabilities	(79)	2,224
Accrued compensation	3,760	7,689
Deferred revenue	12,878	12,475
Lease liabilities	(3,812)	(2,959)
Net cash (used in) provided by operating activities	(7,366)	6,706
Cash flows from investing activities
Purchases of property and equipment	(1,376)	(3,402)
Capitalization of internal-use software costs	(2,701)	(328)
Business acquisitions, net of cash acquired	(160)	(49,656)
Proceeds from maturities of held-to-maturity investments	—	28,040
Purchases of available-for-sale investments	(150,608)	(153,254)
Proceeds from maturities of available-for-sale investments	156,616	123,352
Proceeds from sales of available-for-sale investments	27,380	9,285
Net cash provided by (used in) investing activities	29,151	(45,963)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $8,835	—	278,665
Purchases of capped calls related to convertible senior notes	—	(35,708)
Proceeds from employee stock purchase plan	4,889	3,558
Proceeds from issuance of common stock upon exercise of stock options	12,517	9,709
Employee payroll taxes paid related to net share settlement of restricted stock units	(18,619)	(4,334)
Net cash (used in) provided by financing activities	(1,213)	251,890
Net increase in cash, cash equivalents, and restricted cash	20,572	212,633
Cash, cash equivalents, and restricted cash at beginning of period	339,166	124,024
Cash, cash equivalents, and restricted cash at end of period	$359,738	$336,657

Supplemental cash flow data:
Cash paid for income taxes	$126	$—
Cash paid for interest	$1,797	$—
Non-cash investing and financing activities:
Vesting of early exercised options	$—	$507
Purchase of property and equipment, accrued but not yet paid	$823	$274
Costs related to issuance of convertible senior notes, accrued but not yet paid	$—	$470
Stock-based compensation capitalized in internal use software	$848	$—
Bonuses capitalized in internal use software	$121	$—
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full year ending January 31, 2022 or for any other interim period, or for any future year.
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
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the condensed consolidated financial statements during the three and nine months ended October 31, 2021 and 2020. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
2. Summary of Significant Accounting Policies
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, and accounts receivable. All of the Company’s cash and cash equivalents and investments are invested in money market funds, U.S. Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality.
No single customer accounted for 10% of the total accounts receivable balance as of October 31, 2021 or January 31, 2021. No single customer represented 10% or more of revenue for the three and nine months ended October 31, 2021 or 2020.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized $1.1 million of revenues associated with related parties during the nine months ended October 31, 2021 and billed $2.2 million to entities associated with related parties during the nine months ended October 31, 2021. Other related party transactions were not material for the three and nine months ended October 31, 2021 and 2020.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standard Update No. 2020-06 (“ASU 2020-06”), Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due July 2025 (the “Notes”) are no longer bifurcated into separate liability and equity components in the October 31, 2021 condensed consolidated balance sheets. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the October 31, 2021 condensed consolidated balance sheets. Upon adoption, the Company recognized an increase to long-term debt of $61.7 million, a decrease to additional paid in capital of $68.5 million, and a decrease in accumulated deficit of $6.7 million on its condensed consolidated balance sheets as of February 1, 2021. The adoption did not affect the

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows. Refer to Note 10, “Debt and Financing Arrangements” for further information.

	As of January 31, 2021	ASU 2020-06 Adoption Adjustment	As of February 1, 2021
	(in thousands)
Liabilities
Outstanding principal	$287,500	$—	$287,500
Unamortized debt discount and issuance costs	(69,972)	61,736	(8,236)
Net carrying amount	$217,528	$61,736	$279,264

Equity
Additional paid-in-capital	$(614,494)	$68,478	$(546,016)
Accumulated deficit	(248,110)	6,742	(241,368)
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued Accounting Standard Update No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2021-08 will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. The adoption of the standard will impact future business combinations and require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The Company does not expect the adoption of ASU 2021-08 to have a material impact on the consolidated financial statements.

3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of October 31, 2021	As of January 31, 2021
	(in thousands)
Cash and cash equivalents
Cash	$297,777	$184,308
Money market funds	59,961	139,870
Commercial paper	2,000	—
U.S. Treasury securities	—	14,988
Total cash and cash equivalents	$359,738	$339,166
Available-for-sale investments:
U.S. Treasury securities	$39,217	$45,026
Commercial paper	39,778	34,598
Corporate debt securities	106,550	141,488
Total available-for-sale investments	$185,545	$221,112

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains (losses), and fair value by significant investment category as of October 31, 2021 and January 31, 2021. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine months ended October 31, 2021.

	As of October 31, 2021
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$39,221	$(4)	$39,217
Commercial paper	39,791	(13)	39,778
Corporate debt securities	106,724	(174)	106,550
Total available-for-sale investments	$185,736	$(191)	$185,545

	As of January 31, 2021
	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$45,023	$3	$45,026
Commercial paper	34,607	(9)	34,598
Corporate debt securities	141,139	349	141,488
Total available-for-sale investments	$220,769	$343	$221,112
The following tables present the Company’s available-for-sale securities by contractual maturity date as of October 31, 2021 and January 31, 2021:

	As of October 31, 2021
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$145,249	$145,192
Due between one to five years	40,487	40,353
Total	$185,736	$185,545

	As of January 31, 2021
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$171,498	$171,837
Due between one to five years	49,271	49,275
Total	$220,769	$221,112
As of October 31, 2021, there were 65 available-for-sale securities in an unrealized loss position, one of which was in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to these securities was $0.2 million. Unrealized losses for securities that were in an unrealized loss position as of January 31, 2021 were not material.
When evaluating investments for impairment, the Company reviews factors such as the extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of October 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$59,961	$—	$—	$59,961
U.S. Treasury securities	—	39,217	—	39,217
Commercial paper	2,000	39,778	—	41,778
Corporate debt securities	—	106,550	—	106,550
Total	$61,961	$185,545	$—	$247,506
Included in cash equivalents				$61,961
Included in investments				$185,545

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$139,870	$—	$—	$139,870
U.S. Treasury securities	14,988	45,026	—	60,014
Commercial paper	—	34,598	—	34,598
Corporate debt securities	—	141,488	—	141,488
Total	$154,858	$221,112	$—	$375,970
Included in cash equivalents				$154,858
Included in investments				$221,112
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2021 and January 31, 2021, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of October 31, 2021, the estimated fair value of the Notes was approximately $369.3 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

5. Goodwill and Acquired Intangible Assets
There have been no changes in the carrying amount of goodwill since January 31, 2021.
Acquired intangible assets subject to amortization as of October 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(2,362)	$19,438	8.9
Developed technology	5,600	(1,213)	4,387	3.9
Trademarks	400	(217)	183	0.9
Total acquired intangibles, net	$27,800	$(3,792)	$24,008
For the three months ended October 31, 2021 and 2020, amortization expense related to intangible assets was $0.9 million and $0.3 million, respectively. For the nine months ended October 31, 2021 and 2020, amortization expense related to intangible assets was $2.6 million and $0.3 million, respectively.
6. Business Combinations
On October 1, 2020, the Company completed the acquisition of Rundeck Inc (“Rundeck”), a leading provider of DevOps automation for enterprise. The Company acquired Rundeck for purchase consideration of $95.5 million in a combination of cash and common stock. The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. This resulted in increases of $72.1 million to goodwill, $21.8 million to customer relationships, $5.6 million to developed technology, and $0.4 million to trademarks.
From the date of the acquisition, the financial results of Rundeck have been included in and are immaterial to our condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to our condensed consolidated financial statements in any period presented.
The Company did not complete any acquisitions in the three and nine months ended October 31, 2021.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of October 31, 2021	As of January 31, 2021
	(in thousands)
Leasehold improvements	$13,246	$12,767
Computers and equipment	7,425	6,562
Furniture and fixtures	3,040	3,017
Capitalized internal-use software	5,180	1,355
Gross property and equipment (1)	28,891	23,701
Accumulated depreciation and amortization	(14,266)	(11,062)
Property and equipment, net	$14,625	$12,639
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $2.7 million and $1.5 million that had not yet been placed in service as of October 31, 2021 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $1.3 million and $1.0 million for the three months ended October 31, 2021 and 2020, respectively, and $3.4 million and $2.9 million for the nine months ended October 31, 2021 and 2020, respectively.

8. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $37.8 million and $31.6 million as of October 31, 2021 and January 31, 2021, respectively. Amortization expense for deferred contract costs was $3.9 million and $2.8 million for the three months ended October 31, 2021 and 2020, respectively, and $10.7 million and $7.9 million for the nine months ended October 31, 2021 and 2020, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Leases with a term of one year or less are not recognized on our condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The following table presents information about leases on the condensed consolidated balance sheet.

	As of October 31, 2021	As of January 31, 2021
	(in thousands)
Assets
Lease right-of-use assets	$21,360	$24,691
Liabilities
Lease liabilities	5,554	5,262
Lease liabilities, non-current	22,438	26,542
As of October 31, 2021, the weighted average remaining lease term was 5.0 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$1,401	$1,448	$4,173	$4,335
Short-term lease expense	304	105	473	665
Variable lease expense	313	335	628	998

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,581	$1,524	$4,724	$3,811

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The conversion rate will initially be 24.9507 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $40.08 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with a fundamental change, as defined in the Indenture.
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
Prior to the adoption of ASU 2020-06 on February 1, 2021 and in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated using a discount rate of 7.30%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was $70.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification, and the equity component was recorded in additional paid-

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
in-capital in the accompanying condensed consolidated balance sheet. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an annual effective interest rate of 7.88% over the contractual terms of the Notes. The interest rate was based on the interest rate of similar liabilities at the time of issuance that did not have associated convertible features. The debt component was classified as a long-term liability as of January 31, 2021.
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
In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $280.6 million as of October 31, 2021, with principal of $287.5 million, net of unamortized issuance costs of $6.9 million. The Notes were classified as long-term liabilities as of October 31, 2021. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the liability component of the Notes as of October 31, 2021 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	As of October 31, 2021	As of January 31, 2021
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized debt discount	—	(63,664)
Less: unamortized issuance costs	(6,885)	(6,308)
Net carrying amount	$280,615	$217,528
The net carrying amount of the equity component of the Notes as of October 31, 2021 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	As of October 31, 2021	As of January 31, 2021
	(in thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$70,768
Less: issuance costs	—	(2,290)
Carrying amount of the equity component	$—	$68,478
Interest expense recognized related to the Notes is as follows:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Contractual interest expense	$898	$898	$2,695	$1,248
Amortization of debt discount	—	2,943	—	4,088
Amortization of debt issuance costs	452	292	1,350	405
Total interest expense related to the Notes	$1,350	$4,133	$4,045	$5,741
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
In the ordinary course of business, we may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

12. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Deferred revenue, beginning of period	$134,002	$101,180	$129,972	$92,569
Billings	80,608	57,636	215,765	166,747
Deferred revenue assumed in the Rundeck acquisition	—	2,680	—	2,680
Revenue recognized	(71,760)	(53,772)	(202,887)	(154,272)
Deferred revenue, end of period	$142,850	$107,724	$142,850	$107,724
For the three months ended October 31, 2021 and 2020, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter. For the nine months ended October 31, 2021 and 2020, approximately half of revenue recognized was from the deferred revenue balance at the beginning of each period.
As of October 31, 2021, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $123.0 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.

13. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of October 31, 2021 and January 31, 2021, the Company was authorized to grant up to 23,156,318 shares and 18,059,506 shares of common stock, respectively, under the Stock Plans.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of October 31, 2021 and January 31, 2021, there were 14,102,032 shares and 13,060,282 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

October 31, 2021
Outstanding stock options and unvested RSUs and PSUs	15,563,023
Available for future stock option, RSU, and PSU grants	14,102,032
Available for ESPP	2,721,649
Total common stock reserved at October 31, 2021	32,386,704

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2021	11,177,838	$8.25	6.9 years	$452,452
Granted	151,296	$42.05
Exercised	(2,010,991)	$6.19
Canceled	(323,928)	$17.81
Outstanding at October 31, 2021	8,994,215	$8.94	6.3 years	$295,119
Vested as of October 31, 2021	6,831,241	$6.49	5.9 years	$240,896
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Expected dividend yield	—%	—%	—%	—%
Expected volatility	46.0%	43.0% - 44.1%	43.8% - 46.5%	43.0% - 44.1%
Expected term (years)	6.1	3.7 - 6.1	6.1	3.7 - 6.1
Risk-free interest rate	1.11%	0.20% - 0.39%	1.04% - 1.16%	0.20% - 0.47%
Stock options granted during the three months ended October 31, 2021 and 2020 had a weighted average grant date fair value of $19.01 and $23.04 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2021 and 2020 was $27.3 million and $19.0 million, respectively.
Stock options granted during the nine months ended October 31, 2021 and 2020 had a weighted average grant date fair value of $18.76 and $14.64 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 31, 2021 and 2020 was $73.4 million and $42.0 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of October 31, 2021, there was approximately $21.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.3 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	3,971,128	$23.60
Granted	4,097,275	$41.79
Vested	(677,323)	$25.31
Forfeited or canceled	(1,057,674)	$27.65
Outstanding at October 31, 2021	6,333,406	$34.50
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of October 31, 2021, there was $208.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.1 years based on vesting under the award service conditions.
Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	—	$—
Granted	127,309	$41.17
Vested	—	$—
Forfeited or canceled	(9,608)	$41.17
Outstanding at October 31, 2021	117,701	$41.17
In April 2021, the Company granted 127,309 PSUs, with a weighted-average grant date fair value of $41.17 per share, to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of performance at the end of the stated performance period. The performance condition is based on the level of achievement of a Company target related to PagerDuty’s operating plan for fiscal 2022. The PSUs will vest over a three-year period, subject to continuous service with the Company.
During the three and nine months ended October 31, 2021, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the expected attainment of the performance targets.
As of October 31, 2021, total unrecognized stock-based compensation cost related to PSUs was $3.0 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.
Employee Stock Purchase Plan
In April 2019, the Board of Directors adopted and approved the 2019 ESPP, which became effective on April 11, 2019. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.
During the three months ended October 31, 2021 and 2020, the Company recognized $0.8 million and $1.1 million of stock-based compensation expense related to the ESPP, respectively. During the nine months ended

October 31, 2021 and 2020, the Company recognized $3.9 million and $3.9 million of stock-based compensation expense related to the ESPP, respectively.
During the three months ended October 31, 2021 and 2020, the Company withheld $2.2 million and $1.7 million in contributions from employees, respectively. During the nine months ended October 31, 2021 and 2020, the Company withheld $7.2 million and $5.2 million, respectively.
During the three months ended October 31, 2021 and 2020 there were no purchases related to the ESPP. During the nine months ended October 31, 2021, 222,474 shares of common stock were issued under the ESPP at a weighted average purchase price of $21.98. During the nine months ended October 31, 2020, 181,253 shares of common stock were issued under the ESPP at a purchase price of $19.63 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$861	$488	$2,560	$1,095
Research and development	6,183	2,807	16,230	7,459
Sales and marketing	4,606	6,254	12,961	11,409
General and administrative	6,128	3,910	16,115	11,772
Total	$17,778	$13,459	$47,866	$31,735
In the three and nine months ended October 31, 2020, we recorded a one-time stock-based compensation expense of $3.1 million related to the modification of certain option awards.

14. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net loss	$(26,341)	$(20,608)	$(78,560)	$(46,755)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	85,092	79,937	83,979	78,835
Net loss per share, basic and diluted	$(0.31)	$(0.26)	$(0.94)	$(0.59)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2021	2020
	(in thousands)
Shares subject to outstanding common stock awards	15,448	15,995
Convertible senior notes	7,173	7,173
Restricted stock awards purchased with promissory notes	—	124
Restricted stock issued to Rundeck key personnel	139	278
Shares issuable pursuant to the 2019 employee stock purchase plan	163	150
Total	22,923	23,720

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
The Company recorded income tax expense of $0.2 million for the three months ended October 31, 2021, and an income tax benefit of $4.8 million for the three months ended October 31, 2020. The Company recorded income tax expense of $0.4 million for the nine months ended October 31, 2021 and an income tax benefit of $4.4 million for the nine months ended October 31, 2020.

16. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31, 2021
	2021	2020	2021	2020
	(in thousands)
United States	$54,287	$40,966	$153,048	$118,234
International	17,473	12,806	49,839	36,038
Total	$71,760	$53,772	$202,887	$154,272
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2021 or 2020. As of October 31, 2021, 84% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 16% were located in Canada. As of January 31, 2021, 87% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States and 13% were located in Canada.

17. Subsequent Events
The Company has evaluated subsequent events through December 8, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations together should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 19, 2021. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A below. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
Overview
PagerDuty is a digital operations management platform that empowers the right action, when seconds matter.
Our platform, which includes our auto remediation software, is the best way to manage urgent, mission-critical work—and keep digital services always on. It sits at the center of a company’s digital ecosystem ingesting signals and using machine learning and automation to automate real-time work, predict and avoid downtime. We enable teams to reduce outages, improve productivity and accelerate digital transformations.
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
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for technical teams to one that serves many roles across the company, delivering a real-time source of truth to security, customer service, and executive stakeholders alike. We have grown from an on-call tool into a full digital operations management platform, spanning incident response, on-call management, business visibility, advanced analytics, and AI Ops capabilities across automation and event management to reduce the noise, interruptions and redundant tasks from our customer’s lives. We have invested in developing the scalability, reliability, and security of our platform, allowing us to address the needs of even the largest and most demanding customers. We have spent years building deep product integrations to our platform, and our ecosystem now includes over 600 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. Those same integrations allow us to connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.
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
COVID-19 Update
In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in January 2020, the World Health Organization characterized COVID-19 as a pandemic.
The extent and continued impact of the COVID-19 pandemic on our business continues to depend on certain developments including the duration and spread of the pandemic; government responses to the pandemic; the widespread availability and distribution of vaccines; impact on our customers and our sales cycles; industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we have seen, and may continue to see, greater variability in the demand of our product from small and medium business customers. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, PagerDuty has become an increasingly critical service.
The majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and comply with local regulations within the United States and internationally. As we continue to monitor the local regulations related to COVID-19, we have begun to release travel restrictions on business-related travel, allowing certain employees to travel on a voluntary basis. We have also extended our paid time off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. In addition, we have provided allowances to our employees to cover expenses related to transitioning to a work from home environment. We also continue to offer local employee assistance programs to employees if needed. These changes remain in effect and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement to facilitate remote work is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
Since 2020, we have shifted to virtual-only events and experiences, including shifting Summit, our global customer conference series. We have typically relied on marketing and promotional events such as Summit and other in-person conferences, events, and meetings to facilitate customer sign-ups and generate leads for potential customers, and we cannot predict whether virtual marketing events and phone or virtual sales interactions will be as successful as in-person events and meetings or for how long, nor the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional, and sales activities.
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

Refer to Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

	As of October 31,
	2021	2020
Customers	14,486	13,725
Customers greater than $100,000 in ARR	543	401
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

	Last 12 Months Ended October 31,
	2021	2020
Dollar-based net retention rate for all customers	124%	119%

Components of Results of Operations
Revenue
We generate revenue primarily from cloud-hosted software subscription fees with the majority of our revenue from such arrangements. We also generate an immaterial amount of revenue from term license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription revenue is driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our software. For our cloud-hosted software subscriptions, we recognize subscription revenue ratably over the term of the subscription period beginning on the date we grant access to our platform, assuming that all other revenue recognition criteria have been met. For our term-license software subscriptions, we recognize license revenue upon delivery and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible Senior Notes (the “Notes”) due 2025. Refer to Note 10, “Debt and Financing Arrangements” for additional details.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of accretion income and amortization expense on our available-for-sale investments and foreign currency transaction gains and losses.
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. (Provision for) benefit from income taxes also includes the deferred tax liability associated with acquired intangible assets from the Company’s acquisitions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$71,760	$53,772	$202,887	$154,272
Cost of revenue(1)	12,039	7,685	34,433	21,285
Gross profit	59,721	46,087	168,454	132,987
Operating expenses:
Research and development(1)	24,554	16,156	68,062	46,705
Sales and marketing(1)	40,176	34,024	118,224	88,271
General and administrative(1)	19,808	17,746	56,680	45,899
Total operating expenses	84,538	67,926	242,966	180,875
Loss from operations	(24,817)	(21,839)	(74,512)	(47,888)
Interest income	705	974	2,306	3,375
Interest expense	(1,350)	(4,133)	(4,045)	(5,741)
Other expense, net	(729)	(449)	(1,931)	(861)
Loss before (provision for) benefit from income taxes	(26,191)	(25,447)	(78,182)	(51,115)
(Provision for) benefit from income taxes	(150)	4,839	(378)	4,360
Net loss	$(26,341)	$(20,608)	$(78,560)	$(46,755)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$861	$488	$2,560	$1,095
Research and development	6,183	2,807	16,230	7,459
Sales and marketing	4,606	6,254	12,961	11,409
General and administrative	6,128	3,910	16,115	11,772
Total	$17,778	$13,459	$47,866	$31,735

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	17	14	17	14
Gross profit	83%	86%	83%	86%
Operating expenses:
Research and development	34	30	34	30
Sales and marketing	56	63	58	57
General and administrative	28	33	28	30
Total operating expenses	118	126	120	117
Loss from operations	(35)	(41)	(37)	(31)
Interest income	1	2	1	2
Interest expense	(2)	(8)	(2)	(4)
Other expense, net	(1)	(1)	(1)	(1)
Loss before (provision for) benefit from income taxes	(36)	(47)	(39)	(33)
(Provision for) benefit from income taxes	—	9	—	3
Net loss	(37)%	(38)%	(39)%	(30)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$71,760	$53,772	$17,988	33%
Revenue increased by $18.0 million, or 33%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in revenue was attributable to a combination of growth from both new and existing customers, including customers from the Rundeck acquisition. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$12,039	$7,685	$4,354	57%
Gross margin	83%	86%
Cost of revenue increased by $4.4 million, or 57%, primarily due to an increase of $2.1 million in personnel expenses as a result of increased headcount, increases of $1.1 million in hosting, software, and telecom costs and

$0.4 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure, and an increase of $0.2 million in other costs.
Research and Development

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$24,554	$16,156	$8,398	52%
Percentage of revenue	34%	30%
Research and development expenses increased by $8.4 million, or 52%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily driven by an increase in personnel expenses of $6.8 million as a result of increased headcount to support our continued investment in our platform and a $0.9 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$40,176	$34,024	$6,152	18%
Percentage of revenue	56%	63%
Sales and marketing expenses increased by $6.2 million, or 18%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. This increase was primarily due to an increase of $3.2 million in personnel expenses driven by headcount growth and amortization of deferred contract costs, partially offset by a one-time stock-based compensation charge due to the modification of certain option awards incurred in the third quarter of the prior fiscal year, an increase of $1.9 million in costs to support the business and related infrastructure which includes allocated overhead costs, an increase of $1.4 million in outside services due to a higher volume of activities to assist with the continued growth of the business, an increase of $0.4 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, and an increase of $0.4 million in amortization of intangibles related to the acquisition of Rundeck. This was partially offset by a decrease in marketing expenses of $1.3 million primarily due to a change in timing of our annual Summit conference.
General and Administrative

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$19,808	$17,746	$2,062	12%
Percentage of revenue	28%	33%
General and administrative expenses increased by $2.1 million, or 12%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was driven by an increase of $4.3 million in personnel expenses as a result of increased headcount and an increase of $0.4 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease in outside services of $1.8 million, the majority of which was due to transaction costs related to the Rundeck acquisition, and a decrease of $1.2 million in costs to support the business and related infrastructure which includes allocated overhead costs.

Interest Expense

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$1,350	$4,133	$(2,783)	(67)%
Interest expense decreased by $2.8 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, due to the adoption of Accounting Standard Update (“ASU”) 2020-06. Refer to Note 2, "Summary of Significant Accounting Policies", for additional details.
Interest Income and Other (Expense) Income, Net

	Three Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$705	$974	$(269)	(28)%
Other expense, net	$(729)	$(449)	$(280)	62%
Interest income decreased by $0.3 million and other expense, net increased by $0.3 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.
Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenue	$202,887	$154,272	$48,615	32%
Revenue increased by $48.6 million, or 32%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in revenue was attributable to a combination of growth from both new and existing customers, including customers from the Rundeck acquisition. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenue	$34,433	$21,285	$13,148	62%
Gross margin	83%	86%
Cost of revenue increased by $13.1 million, or 62% for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase is primarily due to an increase of $7.4 million in personnel expenses as a result of increased headcount, increases of $2.5 million in hosting, software, and telecom costs and $1.3 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure, and an increase of $0.7 million in amortization of intangibles related to the acquisition of Rundeck.

Research and Development

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Research and development	$68,062	$46,705	$21,357	46%
Percentage of revenue	34%	30%
Research and development expenses increased by $21.4 million, or 46%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily driven by an increase in personnel expenses of $17.6 million as a result of increased headcount to support our continued investment in our platform, a $2.2 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs, and an increase of $1.3 million in outside services due to a higher volume of activities to assist with the continued growth of the business.
Sales and Marketing

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Sales and marketing	$118,224	$88,271	$29,953	34%
Percentage of revenue	58%	57%
Sales and marketing expenses increased by $30.0 million, or 34%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. This increase was primarily due to an increase of $16.3 million in personnel expenses driven by headcount growth and amortization of deferred contract costs partially offset by a one-time stock-based compensation charge due to the modification of certain option awards incurred in the third fiscal quarter of the prior fiscal year, an increase in marketing expenses of $5.3 million due to increased volume of marketing and advertising activities, an increase of $3.9 million in costs to support the business and related infrastructure which includes allocated overhead costs, an increase of $3.5 million in outside services due to a higher volume of activities to assist with the continued growth of the business, and an increase of $1.6 million in amortization of intangibles related to the acquisition of Rundeck.
General and Administrative

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
General and administrative	$56,680	$45,899	$10,781	23%
Percentage of revenue	28%	30%
General and administrative expenses increased by $10.8 million, or 23%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was driven by an increase of $10.5 million in personnel expenses as a result of increased headcount, an increase in outside services of $1.9 million, the majority of which was due to non-recurring strategic consulting fees, and an increase in insurance, business taxes and licenses of $0.8 million due to a higher volume of activities to support the continued growth of the business. This was partially offset by a decrease of $3.2 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$4,045	$5,741	$(1,696)	(30)%
Interest expense decreased by $1.7 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to the adoption of ASU 2020-06. Refer to Note 2, "Summary of Significant Accounting Policies", for additional details.
Interest Income and Other (Expense) Income, Net

	Nine Months Ended October 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest income	$2,306	$3,375	$(1,069)	(32)%
Other expense, net	$(1,931)	$(861)	$(1,070)	124%
Interest income decreased by $1.1 million and other expense, net increased by $1.1 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by U.S. GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for stock-based compensation expense and related employer taxes, and amortization of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$59,721	$46,087	$168,454	$132,987
Add:
Stock-based compensation	861	488	2,560	1,095
Employer taxes related to employee stock transactions	22	14	78	23
Amortization of acquired intangible assets	280	93	840	93
Non-GAAP gross profit	$60,884	$46,682	$171,932	$134,198

Gross margin	83%	86%	83%	86%
Non-GAAP gross margin	85%	87%	85%	87%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Loss from operations	$(24,817)	$(21,839)	$(74,512)	$(47,888)
Add:
Stock-based compensation	17,778	13,459	47,866	31,735
Employer taxes related to employee stock transactions	695	383	2,086	787
Amortization of acquired intangible assets	875	292	2,625	292
Acquisition-related expenses	442	1,786	1,356	1,786
Non-GAAP operating loss	$(5,027)	$(5,919)	$(20,579)	$(13,288)

Operating margin	(35)%	(41)%	(37)%	(31)%
Non-GAAP operating margin	(7)%	(11)%	(10)%	(9)%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(26,341)	$(20,608)	$(78,560)	$(46,755)
Add:
Stock-based compensation	17,778	13,459	47,866	31,735
Amortization of debt discount and issuance costs (1)	452	3,235	1,350	4,493
Employer taxes related to employee stock transactions	695	383	2,086	787
Amortization of acquired intangibles assets	875	292	2,625	292
Acquisition-related expenses	442	1,786	1,356	1,786
Acquisition-related tax benefit	—	(5,058)	—	(5,058)
Non-GAAP net loss	$(6,099)	$(6,511)	$(23,277)	$(12,720)
(1) During the first quarter of fiscal 2022, we early adopted ASU 2020-06 which resulted in the elimination of amortization of debt discount on the convertible senior notes from February 1, 2021.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities, less cash used for purchases of property and equipment and capitalized internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment in order to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts and to evaluate the effectiveness of our business strategies.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$2,650	$4,844	$(7,366)	$6,706
Less:
Purchases of property and equipment	(85)	(110)	(1,376)	(3,402)
Capitalization of internal-use software costs	(784)	(217)	(2,701)	(328)
Free cash flow	$1,781	$4,517	$(11,443)	$2,976
Net cash provided by (used in) investing activities	$5,092	$(45,488)	$29,151	$(45,963)
Net cash (used in) provided by financing activities	$(2,529)	$663	$(1,213)	$251,890
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
As of October 31, 2021, our principal sources of liquidity were cash and cash equivalents and investments totaling $545.3 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, we had deferred revenue of $142.9 million, of which $137.4 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(7,366)	$6,706
Net cash provided by (used in) investing activities	$29,151	$(45,963)
Net cash (used in) provided by financing activities	$(1,213)	$251,890
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
Cash used in operating activities for the nine months ended October 31, 2021 of $7.4 million primarily related to our net loss of $78.6 million, adjusted for non-cash charges of $72.0 million and net cash outflows of $0.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $47.9 million, amortization of our deferred contract costs of $10.7 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $6.2 million, and non-cash lease expense of $3.3 million. Changes in operating assets and liabilities reflected cash outflows from a $16.8 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, $3.8 million in payments for operating lease liabilities, and a $0.9 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services. These amounts were partially offset by cash inflows from a $12.9 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $3.8 million increase in accounts payable and accrued expenses and liabilities, and a $3.8 million increase in accrued compensation and related benefits.
Cash provided by operating activities for the nine months ended October 31, 2020 of $6.7 million primarily related to our net loss of $46.8 million, adjusted for non-cash charges of $52.7 million and net cash inflows of $0.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $31.7 million, amortization of our deferred contract costs of $7.9 million, amortization of debt discount and issuance costs of $4.5 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $3.4 million, and non-cash lease expense of $3.3 million. Changes in operating assets and liabilities reflected cash inflows from an $12.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $7.7 million increase in accrued compensation and related benefits, and a $2.0 million increase in accounts payable and accrued expenses and other liabilities. This was partially offset by outflows from a $10.9 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $3.9 million increase in accounts receivable due to timing of cash collections, a $3.6 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and $3.0 million in payments for operating lease liabilities.
Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2021 of $29.2 million consisted of proceeds from sales and maturities of investments of $184.0 million, offset by purchases of available-for-sale investments of $150.6 million, capitalization of internal-use software of $2.7 million, and purchases of property and equipment of $1.4 million primarily for purchases of computers for new employees and to support office space for our San Francisco office.
Cash used in investing activities for the nine months ended October 31, 2020 of $46.0 million consisted of purchases of available-for-sale investments of $153.3 million, net cash paid for the Rundeck acquisition of $49.7 million, and purchases of property and equipment of $3.4 million primarily to support additional office space for our Atlanta office and purchases of computers for new employees. These payments were partially offset by proceeds from maturities and sales of investments of $160.7 million.
Financing Activities
Cash used in financing activities for the nine months ended October 31, 2021 of $1.2 million consisted of $18.6 million in employee payroll taxes paid related to vesting of restricted stock units, partially offset by proceeds of $12.5 million from the exercise of stock options and proceeds from the ESPP of $4.9 million.
Cash provided by financing activities for the nine months ended October 31, 2020 of $251.9 million consisted primarily of net proceeds of $278.7 million related to the issuance of the Notes, proceeds of $9.7 million from the exercise of stock options, and proceeds from the ESPP of $3.6 million. This was partially offset by purchases of the Capped Calls of $35.7 million.
Contractual Obligations and Commitments
There were no material changes during the nine months ended October 31, 2021 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 19, 2021.
For further information on our commitments and contingencies, refer to Note 11, “Commitments and Contingencies” in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.

As permitted under Delaware law, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Off-Balance Sheet Arrangements
We do not currently have and, as of October 31, 2021 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other than as set forth below, there have been no significant changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 19, 2021, that had a material impact on our condensed consolidated financial statements and related notes.
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
Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, "Summary of Significant Accounting Policies" in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 19, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in “Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021. The risks described in “Risk Factors” and in any subsequent Form 10-Qs could materially and adversely affect our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. These risk factors do not identify all risks that we face— our business, results of operations, financial condition or prospects could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAGERDUTY, INC.

Date: December 8, 2021	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2021	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)