Form 10-K
period 2022-01-31
PagerDuty, Inc.
filed 2022-03-17
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the annual period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7265(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $3.2 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 15, 2022, there were approximately 87,058,220 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2022.

PAGERDUTY, INC.
FORM 10-K
For the Year Ended January 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “should,” “intend,” “expect,” “could,” “would,” “project,” “goals,” “plan,” “potentially,” “likely,” “contemplate,” “target” and similar expressions are intended to identify forward-looking statements.
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
RISK FACTOR SUMMARY
Our business is subject to many risks and uncertainties, as more fully described in Item 1A, “Risk Factors.” You should read these risks before you invest in our common stock. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•The ongoing global COVID-19 pandemic could harm our business, results of operations, and financial condition.
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
•We derive substantially all of our revenue from a single platform.
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

PART I.
Item 1. Business
Overview
PagerDuty is a digital operations management platform that manages urgent and mission-critical work for a modern, digital business. We empower teams to respond rapidly to incidents to resolve or avoid customer issues, reduce noise, predict and avoid performance degradation, improve productivity, and accelerate digital transformation.
Today, nearly every business is a digital business. As such, organizations are under pressure to enhance their digital operations in order to meet escalating customer expectations, resolve incidents proactively, and free-up time for innovation projects. This means critical, time sensitive, and unpredictable work needs to be detected and orchestrated.
We collect data and digital signals from virtually any software-enabled system or device and leverage powerful machine learning to correlate, process, and predict opportunities and issues. Using incident response, event management, and automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.
PagerDuty was founded to support the DevOps movement by breaking down silos between technical teams, like developers and operators, enabling a culture of accountability and collaboration. Our platform’s initial focus was on the software developers who are the owners and architects of the customers’ digital experience and enterprises’ digital transformation. To drive adoption and earn trust within the developer community, our platform is designed to find, adopt, and scale with a rapid return on investment (“ROI”) for our users.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for developers to a multi-product platform that crosses silos into IT operations, security, customer service, and executive stakeholder roles across an organization. We have evolved from an on-call tool into the platform for digital operations, which resides at the center of a company’s technology ecosystem.
We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 650 direct integrations to enable our customers to gather and correlate digital signals from any system or device. This allows technical teams to collect digital signals from any system or platform in their environment, and without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications as well as all types of technology stacks to drive automation of work.
We generate revenue primarily from cloud-hosted subscription fees. We also generate revenue from term-license software subscription fees. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with high-velocity inside sales focused on small and medium businesses, a commercial team focused on mid-market customers, and a field sales team focused on enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, new use cases, and add-on products, as well as the upsell to higher value plans.
Our business has experienced rapid growth since our inception. For the fiscal years ended January 31, 2022 and 2021, our revenue was $281.4 million and $213.6 million, respectively. We continue to invest in our business and had a net loss of $107.5 million and $68.9 million for the fiscal years ended January 31, 2022 and 2021, respectively.
Our Platform and Key Customer Benefits
We have invested aggressively in research and development to build innovative products that deliver value to our customers. Our cloud-native platform is differentiated based on a broad range of attributes:

•Built for real time. Our platform manages today’s complex and contemporary digital services. These are hybrid cloud and microservice based environments that are constantly changing state. That requires managing the entire service lifecycle from collecting data, interpreting digital signals, mobilizing a response when needed, and providing insights—all in real time. There is no concept of queued tickets or queued work on our platform because we are built to understand these situations and solve incidents within seconds or minutes, not hours or days.
•Nearly 13 years’ of data from over 14,500 paying customers. As pioneers in digital operations management, we have a rich repository of machine-generated data and human response data. We utilize our data from every incident and leverage it across our platform, allowing us to build advanced machine-learning capabilities, provide richer contextual insights to teams, and share in-depth analytics, benchmarking, and best practices with our customers.
•Over 650 integrations across the technology ecosystem. We have invested extensively in an ecosystem that includes over 650 integrations, allowing us to harness data from software-enabled systems and devices. We have deep integrations to a range of widely used technologies, such as Amazon Web Services (“AWS”), Datadog, HashiCorp, New Relic, and Splunk, and many integrations such as Atlassian, Microsoft VSTS, Salesforce, ServiceNow, and Slack are bi-directional. Our integrations support a broad range of use cases including developers, IT, security, customer service and support, and other business functions. We provide capabilities through which our users can easily build integrations themselves and connect our products with other third-party technologies.
•Breadth of functionality. We provide our customers with a complete platform that spans end-to-end digital operations management needs: harness digital data, make sense of data, automate, respond and engage teams, and analyze and learn from a team’s actions. We have continued to extend our core capabilities around on-call management and modern incident response to include AI Ops and automation. We have embedded machine learning, automation, insights, and best practices across our products to help our customers realize value quickly.
•Proactive. We are leading a shift from efficient response to proactive and predictive action to help teams prevent incidents from occurring.
•Combine process automation and team mobilization. We combine process automation technology with team mobilization to serve up a proposed automation routine to the right responder, with the option to initiate it with the click of a button. This enables tier one responders with easy press-button automation of powerful remediation steps to cut critical minutes out of outages and incidents.
•Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure, including multiple cloud regions, communications network, and a single DNS provider from a leading cloud provider. We run entirely in production, with no maintenance windows, so our customers can rely on always-on delivery. We have delivered 99.9% uptime to our customers over the past 24 months. Security is a critical customer requirement, and we have adopted governance, access control, and vulnerability testing to support the needs of our most sophisticated customers.
•Designed for the user. Our software is instant on and easy to adopt and use. We provide a simple, self-service onboarding experience so teams can be up and running in minutes. Our products are mobile-first and include intuitive navigation. Customers can easily extend our platform across teams and multiple use cases within an organization.
•Technology agnostic. We are agnostic to our customer’s technology stack and provide them the choice to use the technologies that meet their needs. We are flexible, modular, and open in our approach to building our platform with a powerful API to enable rapid integrations into even the most complex environments. Our open technology and broad range of integrations ensures that we can effectively co-exist with our customer’s technology.

•Enhanced productivity. PagerDuty empowers the full ROI of our customers’ technology stack, using machine learning, automation, auto-remediation, and self-healing to bring together the right people with the right information to generate the appropriate action, in real time, when seconds matter.
The PagerDuty Operations Platform consists of the following products, which empowers teams to address broader digital operations management requirements.
•PagerDuty Modern Incident Response. PagerDuty Modern Incident Response provides a real-time view across the status of a digital service while incorporating noise reduction to remove false positives. When an incident does occur, task automation automates diagnostics and remediation wherever possible. If human intervention is required, it provides advanced incident response capabilities to quickly identify and mobilize the right responders while equipping responders with context, recommendations, and remediation to accelerate resolution of issues.
•PagerDuty Rundeck Automation. PagerDuty Rundeck Automation empowers users with the ability to create automated workflows and runbooks that span different scripts, tools, APIs, and system commands to safely hand off the knowledge required to use these tools correctly and consistently. With this self-service functionality, organizations can safely extend operations privileges to other teams and business units.
•PagerDuty Event Intelligence. PagerDuty Event Intelligence (AI Ops) applies machine learning to correlate and automate the identification of incidents from billions of events. Event Intelligence groups related events into a single incident, performs advanced suppression to prevent notification of non-actionable events, and continuously learns from similar incidents to provide teams better context and insight. Our Event Intelligence capabilities allow teams to reduce manual work and be more productive.
•PagerDuty for Customer Service. PagerDuty for Customer Service makes it easy to orchestrate, automate, and scale your response to customer impacting issues. With real-time data, two-way communication, and a fully integrated tool stack, we provide what our customers need to act as a unit and resolve issues faster. During an incident, customers receive proactive and clear information on service status, resolution activities, and even the ability to escalate, right from within today’s most populated case management platforms.
Our Growth Strategies
•Land new customers. We will continue to target new customers by leveraging our trusted brand and efficient go-to-market strategy that combines self-serve viral adoption with a focused direct sales effort. We will continue to build on our partner ecosystem to drive awareness and adoption of our products. We will continue to target our potential customers with community building and marketing programs that include digital campaigns, our annual user conference, broader industry events, customer marketing activities, and user meet-ups.
•Expand usage within our existing customer base across development, IT operations, security operations, customer service and support, as well as with new user groups such as business and industrial operations. Development and IT professionals often make an initial purchase of our platform for a small number of users and then expand users over time. We will continue to work with customers to demonstrate how additional users can help accelerate organizational benefits. We see significant growth opportunities within the development, IT operations, security operations, and customer service. We intend to increase our inside and field sales and customer success efforts as well as leverage partners to continue to drive adoption across our existing customers.
•Introduce new products and functionality. We will continue to make investments in research and development to bolster our existing products, increase the reach of our integrations, and innovate on our platform. Our expanding portfolio of products provides us additional opportunities to upsell and cross-sell into our customer base. In addition to internal development, we can expand our product portfolio and offerings through acquisitions.
•Grow our international presence. We intend to build on our success to date and grow our sales outside North America, particularly throughout EMEA, Asia Pacific, and Japan. The self-service, low friction nature of our offering allows us to expand our reach into other regions where we see significant opportunity. Our international operations generated 24% of our revenue in the fiscal year ended January 31, 2022.
Our Market Opportunity
Our platform has demonstrated core use cases across development, IT operations, customer service and support, and security operations. We estimated that in 2021, there were approximately 72 million potential users worldwide in the development, IT operations, customer service and support, and security operations segments, comprised of approximately:
•22.0 million development personnel
•20.8 million IT operations personnel
•27.4 million customer service and support personnel
•1.6 million security operations personnel
We estimate our total addressable market is over $36 billion. To calculate our total addressable market, we multiply our estimate of 72 million potential users by our applicable product average revenue per user. We believe that we have less than 1% penetration worldwide within these markets. In addition to our core use cases, we are seeing customers use our platform across their business operations and industrial operations.
Customer Success
We are committed to the success of our customers. This means delivering performance improvements that enable our customers to drive their digital initiatives. The key to delivering recurring value is rapid implementation with a focus on continuous improvement throughout our relationship. We assist our customers by enhancing their ability to operate in real time via cross functional workflows in engineering, IT, security, customer support, executive leadership, and across their entire employee base.
Companies are typically on a digital operations maturity journey that we model in five stages: manual, reactive, responsive, proactive, and preventative. In our view, the majority of organizations are in one of the first three stages, which means issues are primarily discovered only through customer reports.
To assist companies in the advancement of their digital journeys, our Customer Success team is structured to provide expertise through the entire customer lifecycle from onboarding, adoption of our platform, business value realization and renewal. We provide in-depth instructor-led courses to certify our customers and partners on products, technology, and best practices. The support teams respond to our customers’ queries related to our products via a multi-channel environment from no-fee to paid 24/7 support with service-level agreements. Technical industry experts, architects, and consultants assist customers with rapid deployment with workflow optimization and PagerDuty best practices. The renewals team works proactively to reduce churn/downgrade and provide customers with a positive on-time renewal experience.
Research and Development
Our research and development team consists of our user experience, product management, and engineering teams and technical operations. These groups are responsible for the design, development, testing, and delivery of new technologies and features for our platform. They are also responsible for scaling our platform and maintaining our cloud infrastructure. We invest substantial resources in research and development to drive core technology innovation and bring new products to market. Our distributed research and development efforts enable us to attract the best talent across our multiple locations, including San Francisco, Atlanta, Toronto, London, and Sydney.
Sales and Marketing
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
We offer a four-tiered range of pricing plans aligned with our customers’ needs and the maturity of their digital operations: Professional, Business, and Digital Operations. Rundeck automation is a stand-alone offering available on a term-license software subscription basis. We also offer a “freemium” plan for less than five users to introduce new users to the PagerDuty platform.
We use diverse marketing tactics to engage with prospective customers, including email marketing, event marketing, digital advertising, social media, public relations, and community initiatives. We also host and present at regional, national, and global events, including our PagerDuty Summit, to engage both customers and prospects, deliver product training, share best practices, and foster community. Our technical leaders and evangelists frequently speak as subject matter experts at market-leading developer events like DevOps Days.
Competition
The market for digital operations management is large, fragmented, and constantly evolving. We primarily replace manual processes, in-house solutions, queued ticketing offerings and software providers that may compete against certain components of our offering. Our primary competitors include Atlassian OpsGenie and Splunk On-Call (formerly VictorOps).
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
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. While we had 14 issued patents and eight patent applications pending examination in the United States as of January 31, 2022 that, with respect to the issued patents, are expected to have terms ending between 2033 and 2040, and we actively seek patent protection covering inventions originating from our company, we do not believe that we are materially dependent on any one or more of our patents. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States.
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
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business, by resulting in litigation, fines, penalties or adverse publicity and reputational damage that may negatively affect the value of our business and decrease the price of our common stock. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our solutions.”
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 14, “Geographic Information” of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Human Capital
Our corporate culture is a critical component of our success and we will continue taking steps to help foster innovation, teamwork, diversity, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ well-being, and foster their growth and development. As of January 31, 2022, we had 950 employees, of which approximately 71% were in the United States and 29% were in our international locations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
Additional information on our diversity and inclusion strategy, and diversity metrics and programs can be found on our website at pagerduty.com/careers/diversity/. Nothing on our website shall be deemed incorporated by reference into this Form 10-K.
Compensation, Benefits, and Well Being
We offer fair, competitive compensation and benefits that support our employees’ overall well-being. To ensure alignment with our short- and long-term objectives, our compensation programs include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of benefits including comprehensive health and welfare insurance, generous paid time-off and leave, and retirement support. We provide emotional well-being services through our Employee Assistance Program and a variety of interactive applications.
Currently, the majority of our employees work remotely in order to minimize the spread of COVID-19 among our employee base and comply with local regulations within the United States and internationally. As we continue to monitor the local regulations related to COVID-19, we have begun to release travel restrictions on business-related travel, allowing certain employees to travel on a voluntary basis. We have extended our paid time off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. In addition, we have provided allowances to our employees to cover expenses related to transitioning to a work from home environment. We also continue to offer local employee assistance programs to employees if needed and have implemented scheduled company-wide paid days off to help employees balance their work and life responsibilities.
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

Social Impact and Environmental, Social and Governance (“ESG”) Initiatives
We launched PagerDuty.org in 2018 to ensure a sustainable contribution to the communities in which we live, work, and service by integrating social impact and environmental, social and governance goals into our business. PagerDuty.org exists to empower those working to make a difference in the world, and to use our technology to help solve intractable challenges. We do so by mobilizing core company assets to help impact organizations deliver on their mission when every moment matters, by deploying high-impact funding that enables partners to advance justice and equitable health outcomes, and by activating employees to create meaningful impact.
A Pledge 1% member since 2017, we commit 1% of equity, 1% of product, and 1% of employee time to advance positive community impact. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation to fund our philanthropic giving. The PagerDuty.org Fund works to meet urgent needs faster to advance justice and health through integrated investments of grants, donated product, and employee expertise in our core areas of Time-Critical Health and Just and Equitable Communities. We deployed approximately $1.9 million in the fiscal year ended January 31, 2022, including a portfolio of grants (inclusive of Care Message, WeRobotics, Turn.io) to support equitable COVID-19 Vaccine Access and Delivery, a public-private partnership with COVAX/GAVI and the World Health Organization, and new and follow-on funding to help organizations respond to urgent needs faster to advance health (NexLeaf Analytics, Trek Medics, SIRUM). Through our Just and Equity Communities portfolio, we made investments in community-based approaches to vaccine equity and trust, and launched a new grant making program to empower PagerDuty Employee Resource Groups to fund organizations and issues aligned to their community. Through our Impact Pricing program, we provide discounted pricing to nonprofit organizations and social enterprises globally to ensure they can access PagerDuty’s platform for digital operations. Our volunteer time off policy offers employees 20 hours annually to volunteer, vote, and participate in non-partisan voter engagement efforts and peaceful demonstration. Beginning with new hires, our rewards and recognition programs honor and celebrate the contributions employees make in giving their time, expertise, or capital. Ninety-two percent of our employees participated in volunteering or giving back in 2021.
We made early investments in ESG in 2020, including forming a cross-functional ESG Steering Committee of business leadership, to ensure that how we operate as a business produces positive impact. In 2021 we strengthened this work, conducting our first materiality assessment and first two years of greenhouse gas inventories. We garnered a silver rating by EcoVadis, incorporated ESG into the Board charter with Nominating and Corporate Governance oversight, opened a dedicated ESG role, and are preparing our first ESG disclosures. While many ESG elements are already in place, we identified areas for further development as we build an integrated cross-company ESG strategy.
To articulate our progress against social impact, equity, and ESG goals and commitments, PagerDuty.org publishes an annual Impact Report. We will track and report annually on our progress against social impact, equity and ESG commitments as we formalize new areas of investment in social impact, inclusion, diversity and equity, and ESG.
Available Information
We make available, free of charge through our website (www.pagerduty.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.
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
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
The ongoing global COVID-19 pandemic could harm our business, results of operations, and financial condition.
The COVID-19 pandemic has adversely affected significant portions of our business and could have a material adverse effect on our financial condition and results of operations. We are subject to numerous pandemic-related risks, including those described below. The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and severity of the pandemic, the actions taken to contain the virus or treat its impact, vaccination rates, the impact of variants, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also materially adversely affect us.
Our customers or potential customers, particularly those most impacted by the COVID-19 pandemic such as small and medium businesses or those in industries such as transportation, hospitality, retail and energy, have reduced and may in the future reduce their IT spending or delay their digital transformation initiatives, which could materially and adversely impact our business. We have seen and may continue to see a decline in the number of users from individual customers as those customers are required to make workforce reductions. We have also experienced curtailed customer demand, reduced customer spend and contract duration during the COVID-19 pandemic, which have since normalized, but we may experience these effects again in the future, along with delayed collections, lengthened payment terms and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services that could materially adversely impact our business, results of operations and overall financial performance in future periods.
In addition, due to restrictions on travel and in-person meetings as a result of the on-going COVID-19 pandemic, we have converted Summit, our global customer conference series, to virtual events. We have also canceled or shifted other planned events to virtual-only experiences and may determine to alter, postpone or cancel additional customer, employee or industry events in the future. We have typically relied on marketing and promotional events such as Summit and other in-person conferences, events and meetings to facilitate customer sign-ups and generate leads for potential customers, and virtual marketing events and phone or virtual sales interactions may not be as successful as in-person events and meetings. We cannot predict how long, or the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional, and sales activities.
The majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and to comply with local regulations within the United States and internationally. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), warfare and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2010 and have experienced net losses since inception. We generated a net loss of $107.5 million, $68.9 million, and $50.3 million for the fiscal years ended January 31, 2022, 2021, and 2020 respectively, and as of January 31, 2022, we had an accumulated deficit of $348.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $281.4 million, $213.6 million, and $166.4 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our digital operations platform effectively so that we are able to attract new customers and expand sales to our existing customers;
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
We derive a significant majority of all of our revenue from a single platform.
Sales of subscriptions to our incident response offerings account for a significant majority of all of our revenue. We expect these subscriptions to account for a large portion of our revenue for the foreseeable future. As a result, our operating results could suffer due to:
•any decline in demand for our incident response product;
•the failure of our broader platform and other products to achieve market acceptance;
•the market for our digital operations platform not continuing to grow, or growing more slowly than we expect;
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
Our inability to renew or increase sales of subscriptions to our platform or market and sell additional products and functionality, or a decline in prices of our platform subscription levels, would harm our business and operating results more seriously than if we derived significant revenue from a variety of products. In addition, if the market for our platform and products grows more slowly than anticipated, or if demand for our digital operations platform does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, uncertain geopolitical environment, budgetary constraints of our customers, or other factors, our business, results of operations, and financial condition would be adversely affected.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
The market for digital operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. For example, companies that compete with certain components of our offerings include Atlassian through its acquisition of OpsGenie, Splunk through its acquisition of VictorOps, and parts of ServiceNow’s product suite. In addition, new entrants not currently considered to be competitors may enter the market through product development, acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
Our platform and related products, including our Event Intelligence and Rundeck Automation, are designed to provide quick, reliable alerts, to communicate information frequently during critical business events, such as information relevant to mitigating the damaging effects of system problems, and to automatically remediate systems problems. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, and we cannot assure you that we are adequately insured against the risks that we face.
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
Because we recognize revenue from the majority of our subscriptions over the term of the relevant agreement, downturns or upturns in sales are not immediately reflected in full in our operating results.
We recognize revenue for our cloud-hosted software subscription fees over the term of our subscription agreement, and our subscriptions are generally one year in duration but can range from monthly to multi-year. As a result, much of our revenue is generated from cloud-hosted software subscriptions entered into during previous periods. Consequently, a decline in demand for our platform or a decline in new or renewed subscriptions in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through the sale of additional cloud-hosted software subscriptions in any period, as revenue from customers is recognized over the applicable term of their cloud-hosted subscriptions.
Seasonality may cause fluctuations in our sales and operating results.
The first fiscal quarter of each year is usually our lowest billings and bookings quarter. In fact, billings and bookings during our first fiscal quarter are typically lower than the prior fiscal fourth quarter. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our billings, bookings, and other operating results in the future as we continue to target larger enterprise customers.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. If we were unable to continue enhancing and evolving our digital operations platform or delivering new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive value at lower prices, more efficiently, more conveniently, more reliably, or more securely than our products, our business, results of operations, and financial condition would be adversely affected.
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
Our ability to increase our customer base and achieve broader market acceptance of our digital operations platform will depend to a significant extent on our ability to expand our marketing and sales organizations. We plan to continue expanding our direct sales force and partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including inbound marketing and online advertising. The effectiveness of these programs has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“U.K. GDPR”) and other similar privacy initiatives. All of these efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
Our operations are dependent upon our ability to prevent system interruption. Our platform for digital operations is built on a modern modular technology stack that is inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time experienced service outages and found defects in our platform. We may experience additional outages or discover additional defects in the future that could result in data unavailability or unauthorized access to, or loss or corruption of, our customers’ data. We may not be able to detect and correct defects or errors before implementing our platform. Consequently, we or our customers may discover defects or errors after our platform has been deployed.
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose in our employees. Failure to preserve our culture negatively affects our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow, we may find it difficult to attract and retain qualified diverse talent if we do not maintain a culture that is reflective of our talent. Thus, our company culture is a business imperative and critical to our competitive position within our industry. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
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
Our business involves the processing, storage and transmission of proprietary, sensitive, or confidential data of our customers and their employees and customers, including personal information. We may use third-party service providers and subprocessors to help us deliver services and process information on our behalf. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If we, our service providers, or other relevant third parties have experienced or in the future experience, any security incident that result in, any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, proprietary, sensitive, or confidential data, or any compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in litigation, indemnity obligations, interruption to our business operations, and other possible liabilities, as well as negative publicity, which would damage our reputation and business, impair our sales, and harm our customers.

Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms including but not limited to malware (including as a result of advanced persistent threat intrusions), social engineering attacks (including through phishing), ransomware, man-in-the-middle attacks, session hijacking, denial-of-service (such as credential stuffing), supply-chain attacks, password attacks, personnel misconduct or error, viruses, worms and other malicious software programs or cybersecurity attacks, and “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations or information technology to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities.
Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity.
Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. Such notifications are costly, and the notifications or the failure to comply with requirements to provide them could lead to adverse consequences. In addition, some of our customers contractually require notification by us of any data security incident. Accordingly, security incidents experienced by our competitors, our customers, us, or our service providers may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions, and subject us to third-party lawsuits, regulatory fines, or other action or liability, which could materially and adversely affect our business, results of operations, and financial condition.
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
We rely upon our marketing strategy of offering a 14-day free trial and “freemium” plan, a free version of PagerDuty, for less than five users and an open source version of Rundeck Automation as well as other inbound, lead-generation strategies to generate new sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. A subset of users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.
Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
We currently serve our customers using third-party cloud providers, including those operated by AWS. Our customers need to be able to access our platforms at any time, without interruption or degradation of performance. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We therefore depend on our third-party cloud providers’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a data center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, including the existence of redundant data centers that become active during certain lapses of service or damage at a primary data center, our reputation and business could be harmed.
Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our IT systems and infrastructure to fail, resulting in interruptions in our digital operations platform. We have from time to time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Any interruptions or delays in our service, whether caused by our products, third-parties, natural disasters, the effect of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), security breaches, or otherwise, could harm our relationships with customers and cause our revenue to decrease or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.
If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, or with those of our partners, our revenue and growth prospects will decline.
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with third-party applications, tools, and software. These third-parties may change the features of their technologies, restrict our access to their applications, tools or other software or alter the terms governing their use in a manner that is adverse to our business and our ability to market and sell our digital operations platform. Such third parties could also develop features and functionality that limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications, tools, or other software that our customers use, use publicly available APIs for our integrations, or expose APIs for our customers to use, we may not be able to offer the functionality that our customers require, which would negatively affect our results of operations and growth prospects.

Further, we are subject to requirements imposed by mobile application stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users. Similarly, new technical requirements and policies that our partners put in place or are subject to could impact our ability to operate as expected in certain jurisdictions. If we do not comply with these requirements, we could lose access to the application store and users, and our business would be harmed.
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
In January 2018, the Federal Communications Commission, or the FCC, repealed the “network neutrality” rules adopted during the Obama Administration, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the U.S. Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. Petitions for reconsideration of this decision are pending. President Biden supported restoration of the network neutrality rules during his Presidential campaign, and such action is supported by the current Democratic FCC commissioners. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law. Trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. This decision could be appealed to the full court of appeals or the Supreme Court, or the parties could return to the trial court for further proceedings to determine whether a permanent injunction should be granted. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
As usage of our digital operations platform grows and as the breadth of the use cases for our products expands, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2022, 2021, and 2020 customers outside of the United States generated 24%, 24%, and 22%, respectively, of our revenue. We currently have offices in Australia, Canada, the United Kingdom (U.K.), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2022, approximately 29% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•changes in a specific country’s or region’s political or economic conditions;
•health epidemics or pandemics, such as the COVID-19 pandemic, influenza and other highly communicable diseases or viruses;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad, including as a result of the United Kingdom's withdrawal from the European Union (“EU”);
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
•political instability, including military actions;
•terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to fulfill our contractual obligations and have a material adverse effect on our business. In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.
If any of the above risks materializes, it could harm our business and prospects. In addition, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
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
As of January 31, 2022, we had federal net operating loss (“NOL”) carryforwards in the amount of $396.8 million. Beginning in 2030, $56.3 million of the federal NOLs will begin to expire. The remaining $340.5 million will carry forward indefinitely. As of January 31, 2022, we had state and foreign net operating loss carryforwards in the amount of $21.2 million, and $1.9 million, respectively, which begin to expire in 2030. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Under current U.S. tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years. Federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states have imposed or will impose similar limitations on the use of NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs prior to expiration, even if we were to achieve profitability, which may adversely affect our results of operations.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
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
U.S. generally accepted accounting principles (“U.S. GAAP”), is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and financial condition and could affect the reporting of transactions already completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve stock-based compensation expense, the fair value of the employee stock purchase plan (the “ESPP”) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for credit losses, and the provision for income taxes, including related valuation allowance and uncertain tax positions, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.
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
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. From time to time, we may be required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources than we do to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, and damaging to our reputation and brand.
We use open source software in our products, which could subject us to litigation or other actions.
We use open source software in our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions, each of which could reduce the value of our platform and technologies and materially and adversely affect our ability to sustain and grow our business.

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
An increasing number of foreign laws and regulations apply to privacy, data protection, and information security. For example, the EU GDPR, the U.K. GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or “LGPD”) (Law No. 13,709/2018), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing the personal information of individuals. European legislative proposals and existing laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a proposed regulation in the EU related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems that may require us to change our business practices. Under the EU GDPR and U.K. GDPR, government regulators may impose restrictions or injunctions on data processing, and fines of up to 20 million euros (£17.5 million for the U.K. GDPR) or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.
Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal information that originates in the EU). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area (“EEA”), such as the United States, which the European Commission does not consider as providing an adequate level of protection of personal information. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”) that are designed to be a mechanism by which entities can transfer personal information out of the EEA. Currently, the SCCs are a valid mechanism to transfer personal information, but impose obligations onto parties relying on them such as to conduct transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Moreover, due to potential legal challenges, uncertainty exists regarding whether the SCCs will remain a valid mechanism for transfers of personal information out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal information outside of those jurisdictions. If we are unable to implement a valid mechanism for personal information transfers to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and other countries, and we may be required to increase our data processing capabilities in Europe and other countries at significant expense. Inability to transfer personal information from Europe or other countries may decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency and restricting cross-border data transfer, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil’s LGPD and China’s PIPL broadly regulates the processing of personal information and impose compliance obligations and penalties comparable to those of the EU GDPR.
Domestically, states have also begun to introduce more comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (“CCPA”) affords consumers expanded privacy protections. The CCPA gives California residents, among other things, expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA, among other things, establishes a new California Protection Agency to implement and enforce the CPRA, which is expected to increase the risk of enforcement actions.
The CCPA marks a trend toward more stringent privacy, data protection, and information security legislation in the United States. The CCPA has prompted proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. For example, recently Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new privacy, data protection, and information security laws at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals and state actors). Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services.
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
In addition to our legal obligations, our contractual obligations relating to privacy, data protection, and information security have become increasingly stringent due to changes in privacy, data protection and data security and the expansion of our service offerings. Certain privacy, data protection and data security laws, such as the EU GDPR, the U.K. GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.
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
The technology industry is subject to intense media, political and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently subject to any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or AI, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenues, or prevent us from offering products or services.
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
•ineffective or inadequate, controls, procedures, or policies at an acquired business, including cybersecurity risks and vulnerabilities;
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
We have funded our operations since inception primarily through equity financings, debt financing, and sales of subscriptions to our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuance of debt or equity securities. As a result, our stockholders bear the risk of future issuance of debt or equity securities reducing the value of our common stock and diluting their interests.

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
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will continue to result in increased costs to us and could have a negative effect on our business, financial condition and results of operations. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. As a result, we are required to devote significant management effort and incur additional expenses, which include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others, to ensure compliance with the various reporting requirements. These requirements may also place a strain on our systems and processes. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We have been and will be continuing to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company also requires us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of being a public company or the timing of such costs.
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
We also have office locations in Atlanta, Georgia; Toronto, Canada; London, England; and Sydney, Australia.
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
Holders of Record
As of January 31, 2022, we had 39 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our common stock from April 11, 2019 (the date our common stock commenced trading on the NYSE through January 31, 2022 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on April 11, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 11, 2019 of $38.25 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
In this section, we discuss the results of our operations for the year ended January 31, 2022 compared to the year ended January 31, 2021. For a discussion of the year ended January 31, 2021 compared to the year ended January 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2021.
Overview
PagerDuty is a digital operations management platform that manages urgent and mission critical work for a modern, digital enterprise. We empower teams to respond rapidly to incidents to resolve or avoid customer issues, reduce noise, predict and avoid performance degradation, improve productivity, and accelerate digital transformation.
Today, nearly every business is a digital business. As such, organizations are under pressure to enhance their digital operations in order to meet escalating customer expectations, resolve incidents proactively and free-up time for innovation projects. This means critical, time sensitive, and unpredictable work needs to be detected and orchestrated.
We collect data and digital signals from virtually any software-enabled system or device and leverage powerful machine learning to correlate, process, and predict opportunities and issues. Using incident response, event management, and automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for developers to a multi-product platform that crosses silos into IT operations, security, customer service, and executive stakeholder roles across the organization. We have evolved from an on-call tool into the platform for digital operations, which resides at the center of a company’s technology ecosystem.
We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 650 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. This allows technical teams to collect digital signals from any system or platform in their environment, and without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.
We generate revenue primarily from cloud-hosted subscription fees. We also generate revenue from term-license software subscription fees. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with high-velocity inside sales focused on small and medium businesses, a commercial team focused on mid-market customers, and a field sales team focused on enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, new use cases, and add-on products, as well as upsell to higher value plans.
As of January 31, 2022, we had more than 14,500 paying customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, telecommunications, retail, travel and hospitality, media and entertainment, and financial services. Our customers use our products across a broad range of use cases such as Engineering, IT Operations, Security, and Customer Service. Of these customers, 594 customers contribute annual recurring revenue (“ARR”) in excess of $100,000, and 43 customers contribute ARR in excess of $1,000,000. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 11% of our revenue for the fiscal year ended January 31, 2022, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 5% of beginning ARR for the fiscal year ended January 31, 2022. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions monthly and subscriptions with terms of greater than one year annually in advance.
We expand within our existing customer base by adding more users, creating additional use cases, and upselling higher priced packages and additional products. Once our platform is deployed, we typically see significant expansion within our customer base. Our dollar-based net retention rate was 124% for the fiscal year ended January 31, 2022.
We have an efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve gross margins of over 82% for the fiscal year ended January 31, 2022. Our strong gross margins allow us the flexibility to invest more in our platform and go-to market function while maintaining strong operating leverage on our path to profitability.
COVID-19 Update
In December 2019, a novel coronavirus and the resulting disease (“COVID-19”) was reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic.
The extent and continued impact of the COVID-19 pandemic on our business continues to depend on certain developments including the duration and spread of the pandemic; government responses to the pandemic; vaccination rates; impact of variants; impact on our customers and our sales cycles; industry or employee events; and effect on our partners and vendors, all of which are uncertain and cannot be predicted. While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. In addition, while the majority of our revenues are generated from annual subscriptions, we have seen, and may continue to see greater variability in the demand of our product from small and medium business customers. While we see risks associated with more highly impacted companies and industries, we are also seeing new interest from other organizations, driven by rapidly changing work and business environments. As workforces have transitioned to working from home in a distributed model, PagerDuty has become an increasingly critical service.
The majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and comply with local regulations within the United States and internationally. As we continue to monitor the local regulations related to COVID-19, we have begun to release travel restrictions on business-related travel, allowing certain employees to travel on a voluntary basis. We continue to provide allowances to our employees to cover expenses related to transitioning to a work from home environment. We also continue to offer local employee assistance programs to employees if needed. These changes remain in effect and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement to facilitate remote work is uncertain but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls, and procedures.
Since 2020, we have shifted to virtual-only events and experiences, including shifting Summit, our global customer conference series. We have typically relied on marketing and promotional events such as Summit and other in-person conferences, events, and meetings to facilitate customer sign-ups and generate leads for potential customers, and these virtual marketing events and phone or virtual sales interactions may not be as successful as in-person events and meetings. We cannot predict how long nor the extent to which the COVID-19 pandemic may continue to constrain our marketing, promotional, and sales activities.
On March 27, 2020, the former President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes several significant provisions for corporations, including modifications to the limitation on business interest expense and the usage of net operating losses, and a payment deferral of employer payroll taxes. We elected to defer the payment of employer payroll taxes in the nine months ended October 31, 2020. We are no longer deferring the payment of our employer payroll taxes and have paid all amounts deferred as of January 31, 2022.
Refer to Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Factors Affecting Our Performance
Attracting New Customers
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from mid-market and enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2022, we had over 14,500 paying customers spanning organizations of a broad range of sizes and industries, compared to over 13,500 as of January 31, 2021.
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
Sustaining Product Innovation and Technology Leadership
Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built highly differentiated platform that will position us to further extend the adoption of our products. While sales of subscriptions to our Modern Incident Response product account for a significant majority of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell these additional products to both new and existing customers.
Continued Investment in Growth
We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our mid-market and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our self-service, low friction customer acquisition model. We also intend to continue to add headcount to our research and development team to develop new and improved products, features, and functionality. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.
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
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in ARR, are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of January 31,
	2022	2021	2020
Customers	14,865	13,837	12,774
Customers greater than $100,000 in ARR	594	426	323
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

	Last 12 Months Ended January 31,
	2022	2021	2020
Dollar-based net retention rate for all customers	124%	121%	122%
Components of Results of Operations
Revenue
We generate revenue primarily from cloud-hosted software subscription fees with the majority of our revenue from such arrangements. We also generate revenue from term-license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription fees are driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our software. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that our platform is made available to a customer. For our term-license software subscriptions, we recognize license revenue upon delivery and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized for all years presented. (Provision for) benefit from income taxes also includes the benefit associated with the reduction in our valuation allowance from the increase in the deferred tax liability associated with acquired intangible assets from our acquisition in the fiscal year ended January 31, 2021.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenue	$281,396	$213,556	$166,351
Cost of revenue(1)	48,361	30,686	24,579
Gross profit	233,035	182,870	141,772
Operating expenses:
Research and development(1)	95,690	64,566	49,011
Sales and marketing(1)	161,624	122,155	97,350
General and administrative(1)	77,432	62,431	50,970
Total operating expenses	334,746	249,152	197,331
Loss from operations	(101,711)	(66,282)	(55,559)
Interest income	2,946	4,232	5,692
Interest expense	(5,398)	(9,965)	—
Other (expense) income, net	(2,757)	(794)	203
Loss before (provision for) benefit from income taxes	(106,920)	(72,809)	(49,664)
(Provision for) benefit from income taxes	(535)	3,906	(675)
Net loss	$(107,455)	$(68,903)	$(50,339)
______________

(1)    Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$3,751	$1,702	$1,018
Research and development	23,764	11,095	5,566
Sales and marketing(1)	19,012	14,733	8,924
General and administrative	23,506	15,701	11,697
Total	$70,033	$43,231	$27,205
______________
(1)     Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	17	14	15
Gross margin	83	86	85
Operating expenses:
Research and development	34	30	29
Sales and marketing	57	57	59
General and administrative	28	29	31
Total operating expenses	119	117	119
Loss from operations	(36)	(31)	(33)
Interest income	1	2	3
Interest expense	(2)	(5)	—
Other (expense) income, net	(1)	—	—
Loss before (provision for) benefit from income taxes	(38)	(34)	(30)
(Provision for) benefit from income taxes	—	2	—
Net loss	(38)%	(32)%	(30)%
______________
Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended January 31, 2022 and 2021
Revenue

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$281,396	$213,556	$67,840	32%

Revenue increased by $67.8 million, or 32%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021. The increase in revenue was attributable to a combination of growth from both new and existing customers, including customers from the Rundeck acquisition. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$48,361	$30,686	$17,675	58%
Gross margin	83%	86%
Cost of revenue increased by $17.7 million, or 58%, primarily due to an increase of $9.3 million in personnel expenses as a result of increased headcount, an increase of $4.0 million in hosting, software, and telecom costs and $2.0 million in outside services, both of which are to support the continued growth of the business and related infrastructure, and an increase of $0.7 million in amortization of intangible assets related to the acquisition of Rundeck.
Research and Development

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$95,690	$64,566	$31,124	48%
Percentage of revenue	34%	30%
Research and development expenses increased by $31.1 million, or 48%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 and increased as a percentage of revenue. The increase was primarily driven by an increase in personnel expenses of $25.3 million as a result of increased headcount to support our continued investment in our platform, an increase of $3.2 million in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, and an increase of $1.8 million in outside services due to a higher volume of activities to accelerate the development of our product.
Sales and Marketing

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$161,624	$122,155	$39,469	32%
Percentage of revenue	57%	57%
Sales and marketing expenses increased by $39.5 million, or 32%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 and was flat as a percentage of revenue. The increase was primarily due to an increase of $24.6 million in personnel expenses driven by headcount growth and amortization of deferred contract costs, partially offset by a one-time stock-based compensation charge due to the modification of certain option awards incurred in the prior fiscal year, an increase of $5.1 million in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, an increase of $4.0 million in outside services due to a higher volume of activities to assist with the continued growth of the business, an increase in marketing expenses of $3.6 million due to increased volume of marketing and advertising activities, and an increase of $1.6 million in amortization of intangible assets related to the acquisition of Rundeck.

General and Administrative

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$77,432	$62,431	$15,001	24%
Percentage of revenue	28%	29%
General and administrative expenses increased by $15.0 million, or 24%, for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021 and decreased as a percentage of revenue. The increase was driven by an increase of $14.6 million in personnel expenses as a result of increased headcount, an increase in outside services of $2.3 million, the majority of which was due to non-recurring strategic consulting fees, and an increase in insurance, business taxes and licenses of $1.0 million due to a higher volume of activities to support the continued growth of the business. This was partially offset by a decrease of $3.9 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest expense	$(5,398)	$(9,965)	$4,567	(46)%
Interest expense decreased by $4.6 million for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, primarily due to the adoption of ASU 2020-06. Refer to Note 2, "Summary of Significant Accounting Policies", for additional details.
Interest Income and Other Expense, Net

	Year Ended January 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$2,946	$4,232	$(1,286)	(30)%
Other expense, net	$(2,757)	$(794)	$(1,963)	247%
Interest income decreased by $1.3 million and other expense, net increased by $2.0 million for the fiscal year ended January 31, 2022 compared to the fiscal year ended January 31, 2021, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the fiscal year ended January 31, 2022.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for stock-based compensation expense and related employer taxes, amortization of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Year Ended January 31,
	2022	2021	2020
	(dollars in thousands)
Gross profit	$233,035	$182,870	$141,772
Add:
Stock-based compensation	3,751	1,702	1,018
Employer taxes related to employee stock transactions	131	54	35
Amortization of acquired intangible assets	1,120	373	—
Non-GAAP gross profit	$238,037	$184,999	$142,790

Gross margin	83%	86%	85%
Non-GAAP gross margin	85%	87%	86%
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

	Year Ended January 31,
	2022	2021	2020
	(dollars in thousands)
Loss from operations	$(101,711)	$(66,282)	$(55,559)
Add:
Stock-based compensation(1)	70,033	43,231	27,205
Employer taxes related to employee stock transactions	3,017	1,609	384
Amortization of acquired intangible assets	3,500	1,167	—
Acquisition-related expenses	2,108	2,437	—
Non-GAAP operating loss	$(23,053)	$(17,838)	$(27,970)

Operating margin	(36)%	(31)%	(33)%
Non-GAAP operating margin	(8)%	(8)%	(17)%
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

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net loss	$(107,455)	$(68,903)	$(50,339)
Add:
Stock-based compensation(1)	70,033	43,231	27,205
Amortization of debt discount and issuance costs(2)	1,805	7,808	—
Employer taxes related to employee stock transactions	3,017	1,609	384
Amortization of acquired intangibles assets	3,500	1,167	—
Acquisition-related expenses	2,108	2,437	—
Acquisition-related tax benefit	—	(5,017)	—
Non-GAAP net loss	$(26,992)	$(17,668)	$(22,750)
______________
(1)     Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
(2)     During the first quarter of fiscal 2022, we early adopted ASU 2020-06 which resulted in the elimination of amortization of debt discount on the convertible senior notes from February 1, 2021.
Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities, less cash used for purchases of property and equipment and capitalization of internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment in order to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts and to evaluate the effectiveness of our business strategies.

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(6,021)	$10,095	$(173)
Less:
Purchases of property and equipment	(3,457)	(4,038)	(5,174)
Capitalization of internal-use software costs	(3,353)	(810)	—
Free cash flow	$(12,831)	$5,247	$(5,347)
Net cash provided by (used in) investing activities	$17,376	$(49,320)	$(232,070)
Net cash (used in) provided by financing activities	$(736)	$254,367	$225,944

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
As of January 31, 2022, our principal sources of liquidity were cash and cash equivalents and investments totaling $543.4 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2022, we had deferred revenue of $170.2 million, of which $162.9 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(6,021)	$10,095	$(173)
Net cash provided by (used in) investing activities	$17,376	$(49,320)	$(232,070)
Net cash (used in) provided by financing activities	$(736)	$254,367	$225,944
Operating Activities
Our largest source of operating cash is cash collection from sales of our cloud-hosted and term-license software subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have had periods in which we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from both private and public sales of equity securities and issuance of the Notes.

Cash used in operating activities for the fiscal year ended January 31, 2022 of $6.0 million primarily related to our net loss of $107.5 million, adjusted for non-cash charges of $103.4 million and net cash outflows of $1.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $70.0 million, amortization of our deferred contract costs of $14.9 million, depreciation and amortization of property and equipment and capitalized implementation costs of $8.4 million, noncash lease expense of $4.5 million, other charges relating to accretion of our investments and bad debt expense of $3.8 million, and amortization of debt issuance costs of $1.8 million. Changes in operating assets and liabilities reflected cash outflows from a $26.2 million increase in deferred contract costs due to commissions paid on new bookings, a $21.6 million increase in accounts receivable due a combination of timing of cash collections and growth in billings, and payments for operating lease liabilities of $5.3 million. These amounts were partially offset by cash outflows from a $40.3 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.8 million increase in accrued compensation primarily due to increased headcount, a $2.8 million increase in accounts payable and accrued expenses and other liabilities and a $1.3 million decrease in prepaid expenses and other assets related to timing of payments made in advance for future services.
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
Investing Activities
Cash provided by investing activities for the fiscal year ended January 31, 2022 of $17.4 million consisted of proceeds from maturities and sales of investments of $221.4 million, offset by purchases of investments of $197.1 million, capitalization of internal use software costs of $3.4 million, and purchases of property and equipment of $3.5 million primarily for purchases of computers for new employees and to support office space for our San Francisco office.
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
Financing Activities
Cash used in financing activities for the fiscal year ended January 31, 2022 of $0.7 million consisted primarily of $23.6 million in employee payroll taxes related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options of $15.1 million and proceeds from our ESPP of $7.7 million.
Cash provided by financing activities for the fiscal year ended January 31, 2021 of $254.4 million consisted primarily of net proceeds of $278.2 million related to the issuance of the Notes, proceeds from the exercise of stock options of $14.1 million, and proceeds from our ESPP of $6.0 million. This was partially offset by purchases of the Capped Calls of $35.7 million and $8.2 million in employee payroll taxes related to vesting of restricted stock units.
Cash provided by financing activities for the fiscal year ended January 31, 2020 of $225.9 million consisted primarily of net proceeds from our IPO of $220.1 million after underwriting discounts and commissions, proceeds from the exercise of stock options of $7.2 million, and proceeds from our ESPP of $4.1 million. This was partially offset by $5.9 million in payments related to costs associated with our initial public offering.
Contractual Obligations and Commitments
Our estimated future obligations consist of purchase commitments, principal and interest payments related to the Notes, and payments for our leases. As of January 31, 2022, we had non-cancellable purchase commitments with certain service providers totaling approximately $64.6 million, principal and interest payments in conjunction with the Notes of $300.1 million, and lease payments of $29.1 million. Refer to Note 9, “Commitments and Contingencies” for additional information.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition
We generate revenue primarily from cloud-hosted subscription fees with the majority of our revenue from such arrangements. We also generate revenue from term license software subscription fees. Our cloud-hosted software subscription arrangements do not provide customers with the right to take possession of the software supporting the cloud-based products and, as a result, are accounted for as service arrangements. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscription revenue excludes sales and other indirect taxes.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, we satisfy a performance obligation.
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
Term-license software subscriptions
Our subscriptions sold through our on-premise service are primarily term (or time-based) license subscriptions to our platform, which includes both open source and proprietary software as well as support, patches, and the right to receive unspecified software updates and upgrades released when and if available during the subscription. Our term-license software subscription agreements generally have annual contractual terms. We account for the license to the software and support as two separate performance obligations. As the open source software is publicly available at no cost to the customer, we have determined that there is no value to be assigned to the open source software in our term-license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term-license software subscription period has begun. We have concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. We use a time-based output method to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. We recognize support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
Cloud-hosted and term license software subscriptions
In order to determine the stand-alone selling price, we conduct a periodic analysis that requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. To have observable inputs, we require that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. If a directly observable stand-alone selling price does not exist, we estimate a stand-alone selling price range by reviewing external and internal market factor categories, which may include pricing practices, historical discounting, industry practices, service groups, and geographic considerations. We believe that these analyses result in an estimate that approximates the price we would charge for the performance obligations if they were sold separately.
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
Deferred Contract Costs
Deferred contract costs include sales commissions earned by our sales force which are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit, determined to be four years. Significant judgment is required in arriving at this period of benefit. We determined the period of benefit by taking into consideration our customer contracts, technology, and other factors. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, with the remaining portion recorded as deferred contract costs, noncurrent, on the consolidated balance sheets. Amortization expense of deferred contract costs is recorded as sales and marketing expense in the consolidated statements of operations.
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
Stock-Based Compensation
We recognize compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”), and performance stock options (“PSUs”, based on the estimated fair value of the award on the grant date.
We estimate the fair value of stock options issued to employees on the date of grant using the Black-Scholes option-pricing model, which is impacted by the estimated fair value of our common stock, as well as certain assumptions including the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates, and the expected dividend yield. Assumptions and estimates used in the determination of the fair value of stock options are as follows:
Expected volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our common stock, we estimate the expected volatility of our stock options by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
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
We estimate the fair value of RSUs and PSUs at our stock price on the grant date.
We estimate the fair value of shares to be issued under the ESPP on the first day of the offering period using the Black-Scholes valuation model, which is impacted by the estimated fair value of our common stock, as well as certain assumptions including the expected volatility over the term of the offering period, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions used in the determination of the fair value of the ESPP are the same as those used in the determination of the fair value of our stock options.
We generally recognize compensation expense for employee stock-based payment awards on a straight-line basis over the period during which an award recipient is required to provide services in exchange for the award (generally the vesting period of the award), with the exception of PSUs which are recognized using the accelerated attribution method and based on management’s judgment around the probability of achievement of a performance condition. We account for forfeitures as they occur.
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
Recently Issued and Adopted Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in the consolidated financial statements contained within this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of January 31, 2022, we had cash, cash equivalents and investments totaling $543.4 million, invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as available-for-sale investments, including those with stated maturities beyond twelve months, are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, we may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of January 31, 2022, our available-for-sale investments are recorded as current on our consolidated balance sheets.
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
As of January 31, 2022, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Primarily all of our sales are denominated in U.S. dollars, and therefore substantially all of our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, Australia, and Switzerland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 8. Financial Statements and Supplementary Data

PAGERDUTY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2022 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for convertible debt effective February 1, 2021, due to the adoption of Accounting Standards Update (ASU) No. 2020-06.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

Revenue Recognition
Description of the Matter
The Company’s revenue totaled $281.4 million for the year ended January 31, 2022. As described in Note 2 to the consolidated financial statements, the Company primarily generates revenue from cloud-hosted subscription fees, with the majority of its revenue recognized from such arrangements. In order to recognize revenue, the Company evaluates whether promises made to customers represent distinct performance obligations, the appropriate measure of the transfer of control and when the transfer of control has occurred. These assessments can require significant judgment, particularly when contracts include non-standard terms.

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

San Francisco, California

March 17, 2022

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PagerDuty, Inc.’s internal control over financial reporting as of January 31, 2022, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, PagerDuty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 17, 2022 expressed an unqualified opinion thereon.
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

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

/s/ Ernst & Young LLP

San Francisco, California

March 17, 2022

PAGERDUTY, INC.
Consolidated Balance Sheets
(in thousands)

	As of January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$349,785	$339,166
Investments	193,571	221,112
Accounts receivable, net of allowance for credit losses of $1,809 and $1,188 as of January 31, 2022 and January 31, 2021, respectively	75,279	55,119
Deferred contract costs, current	16,672	12,330
Prepaid expenses and other current assets	9,777	10,587
Total current assets	645,084	638,314
Property and equipment, net	18,229	12,639
Deferred contract costs, non-current	26,159	19,257
Lease right-of-use assets	20,227	24,691
Goodwill	72,126	72,126
Intangible assets, net	23,133	26,633
Other assets	1,490	1,783
Total assets	$806,448	$795,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,505	$5,747
Accrued expenses and other current liabilities	13,640	9,627
Accrued compensation	35,327	28,372
Deferred revenue, current	162,881	123,686
Lease liabilities, current	5,637	5,262
Total current liabilities	226,990	172,694
Convertible senior notes, net	281,069	217,528
Deferred revenue, non-current	7,343	6,286
Lease liabilities, non-current	20,912	26,542
Other liabilities	3,159	5,666
Total liabilities	539,473	428,716
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.000005 par value per share: 1,000,000,000 shares authorized as of January 31, 2022 and 2021; 86,758,380 and 82,882,424 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	616,467	614,494
Accumulated other comprehensive (loss) income	(669)	343
Accumulated deficit	(348,823)	(248,110)
Total stockholders’ equity	266,975	366,727
Total liabilities and stockholders’ equity	$806,448	$795,443

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue	$281,396	$213,556	$166,351
Cost of revenue	48,361	30,686	24,579
Gross profit	233,035	182,870	141,772
Operating expenses:
Research and development	95,690	64,566	49,011
Sales and marketing	161,624	122,155	97,350
General and administrative	77,432	62,431	50,970
Total operating expenses	334,746	249,152	197,331
Loss from operations	(101,711)	(66,282)	(55,559)
Interest income	2,946	4,232	5,692
Interest expense	(5,398)	(9,965)	—
Other (expense) income, net	(2,757)	(794)	203
Loss before (provision for) benefit from income taxes	(106,920)	(72,809)	(49,664)
(Provision for) benefit from income taxes	(535)	3,906	(675)
Net loss	$(107,455)	$(68,903)	$(50,339)
Other comprehensive gain:
Unrealized (loss) gain on investments	(1,012)	206	137
Total comprehensive loss	$(108,467)	$(68,697)	$(50,202)
Net loss per share, basic and diluted	$(1.27)	$(0.87)	$(0.77)
Weighted average shares used in calculating net loss per share, basic and diluted	84,514	79,614	65,544
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2019	41,273,345	$173,023	23,189,921	$—	$59,938	$—	$(128,868)	$(68,930)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,519,899	—	7,187	—	—	7,187
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	1,293	—	(16)	—	—	(16)
Exercise of common stock warrants	—	—	737,807	—	—	—	—	—
Repayment of promissory note	—	—	—	—	515	—	—	515
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	9,860,500	—	213,697	—	—	213,697
Conversion of convertible preferred stock to common stock in connection with initial public offering	(41,273,345)	(173,023)	41,273,345	—	173,023	—	—	173,023
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	210,775	—	4,117	—	—	4,117
Vesting of early exercised options	—	—	—	—	1,342	—	—	1,342
Stock-based compensation	—	—	—	—	27,205	—	—	27,205
Other comprehensive income	—	—	—	—	—	137		137
Net loss	—	—	—	—	—	—	(50,339)	(50,339)
Balances as of January 31, 2020	—	$—	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,908,262	—	14,107	—	—	14,107
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	379,129	—	(8,207)	—	—	(8,207)
Vesting of early exercised options	—	—	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	—	—	(35,708)	—	—	(35,708)
Shares issued related to a business combination	—	—	1,499,651	—	38,936	—	—	38,936
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	301,842	—	5,986	—	—	5,986
Stock-based compensation	—	—	—	—	43,387	—	—	43,387
Other comprehensive income	—	—	—	—	—	206	—	206
Net loss	—	—	—	—	—	—	(68,903)	(68,903)
Balances as of January 31, 2021	—	$—	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	—	—	2,603,432	—	15,099	—	—	15,099
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	925,400	—	(23,586)	—	—	(23,586)
Shares issued related to a business combination	—	—	2,073	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	345,051	—	7,742	—	—	7,742
Stock-based compensation	—	—	—	—	71,196	—	—	71,196
Other comprehensive income	—	—	—	—	—	(1,012)	—	(1,012)
Net loss	—	—	—	—	—	—	(107,455)	(107,455)
Balances as of January 31, 2022	—	$—	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(107,455)	$(68,903)	$(50,339)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,356	5,270	2,337
Amortization of deferred contract costs	14,923	10,977	7,780
Stock-based compensation	70,033	43,231	27,205
Amortization of debt discount and issuance costs(1)	1,805	7,808	—
Noncash lease expense	4,464	4,398	—
Other	3,770	2,518	(331)
Changes in operating assets and liabilities:
Accounts receivable	(21,594)	(17,637)	(3,601)
Deferred contract costs	(26,167)	(16,876)	(15,996)
Prepaid expenses and other assets	1,279	(2,022)	(2,112)
Accounts payable	2,901	316	(1,110)
Accrued expenses and other liabilities	(99)	(810)	3,668
Accrued compensation	6,766	11,184	3,861
Deferred revenue	40,252	34,723	28,465
Lease liabilities	(5,255)	(4,082)	—
Net cash (used in) provided by operating activities	(6,021)	10,095	(173)
Cash flows from investing activities
Purchases of property and equipment	(3,457)	(4,038)	(5,174)
Capitalized internal-use software costs	(3,353)	(810)	—
Business acquisition, net of cash acquired	(160)	(49,656)	—
Purchases of held-to-maturity investments	—	—	(45,736)
Proceeds from maturities of held-to-maturity investments	—	28,040	17,950
Purchases of available-for-sale investments	(197,093)	(222,042)	(224,110)
Proceeds from maturities of available-for-sale investments	194,059	189,901	25,000
Proceeds from sales of available-for-sale investments	27,380	9,285	—
Net cash provided by (used in) investing activities	17,376	(49,320)	(232,070)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $9,302	—	278,198	—
Purchases of capped calls related to convertible senior notes	—	(35,708)	—
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	220,086
Payments of costs related to initial public offering	—	—	(5,945)
Proceeds from repayment of promissory note	—	—	515
Proceeds from issuance of common stock upon exercise of stock options	15,108	14,098	7,187
Proceeds from Employee Stock Purchase Plan	7,742	5,986	4,117
Employee payroll taxes paid related to net share settlement of restricted stock units	(23,586)	(8,207)	(16)
Net cash (used in) provided by financing activities	(736)	254,367	225,944
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,619	215,142	(6,299)
Cash, cash equivalents, and restricted cash at beginning of period	339,166	124,024	130,323
Cash, cash equivalents, and restricted cash at end of period	$349,785	$339,166	$124,024
______________
(1)     During the first quarter of fiscal 2022, the Company early adopted ASU 2020-06 which resulted in the elimination of amortization of debt discount on our 1.25% Convertible Senior Notes (the “Notes”) from February 1, 2021.

	Year Ended January 31,
	2022	2021	2020
Supplemental cash flow data:
Cash paid for interest	$1,797	$1,857	$—
Cash paid for taxes	$324	$4	$73
Non-cash investing and financing activities:
Vesting of early exercised options	$—	$507	$1,342
Fair value of common stock issued as consideration for a business combination	$—	$38,936	$—
Purchase of property and equipment, accrued but not yet paid	$2,666	$572	$1,463
Payments related to a business acquisition, accrued but not yet paid	$—	$160	$—
Stock-based compensation capitalized in internal use software	$1,163	$156	$—
Non-cash additions of property and equipment	$—	$—	$2,212
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Description of Business
PagerDuty, Inc. was incorporated under the laws of the state of Delaware in May 2010.
PagerDuty is a digital operations management platform that manages urgent and mission-critical work for a modern, digital business. PagerDuty collects data and digital signals from virtually any software-enabled system or device and leverage powerful machine learning to correlate, process, and predict opportunities and issues. Using incident response, event management, and automation, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the fair value of stock awards, period of benefit for amortizing deferred contract costs, the determination of the allowance for credit losses, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, the incremental borrowing rate for lease liabilities, and estimates related to our revenue recognition, such as the assessment of performance obligations in our revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
In December 2019, the novel coronavirus and resulting disease (“COVID-19”) was reported and in March 2020 the World Health Organization declared it a pandemic. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the consolidated financial statements during the years ended January 31, 2022 and 2021. As events continue to evolve and additional information becomes available, our assumptions and estimates may change materially in future periods.
2. Summary of Significant Accounting Policies
Segment Information

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Revenue Recognition
The Company generates revenue primarily from cloud-hosted subscription fees with the majority of its revenue from such arrangements. The Company also generates revenue from term-license software subscription fees. Revenue is recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company accounts for revenue contracts with customers by applying the requirements of Topic 606, which includes the following steps:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
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
Term-license software subscriptions
The Company’s term license software subscriptions provide both an obligation to provide access to its on-premise software, which includes both open source and proprietary features, as well as an obligation to provide support and maintenance. The Company’s term-license software subscription agreements generally have annual contractual terms. The Company accounts for the license to the software and support as two separate performance obligations. As the open source software is publicly available at no cost to the customer, the Company has determined that there is no value to be assigned to the open source software in the term-license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term-license software subscription period has begun. The Company has concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. The Company uses a time-based output method to measure progress because efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company recognizes support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
Cloud-hosted and term license software subscriptions

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

In order to determine the stand-alone selling price, the Company conducts a periodic analysis that requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. To have observable inputs, the Company requires that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. If a directly observable stand-alone selling price does not exist, the Company estimates a stand-alone selling price range by reviewing external and internal market factor categories, which may include pricing practices, historical discounting, industry practices, service groups, and geographic considerations. The Company believes that these analyses result in an estimate that approximates the price the Company would charge for the performance obligations if they were sold separately.
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
Accounts Receivable and Related Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance is based upon historical loss patterns, customer credit quality, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. As of January 31, 2022, the allowance reflects considerations related to the COVID-19 pandemic. The allowance for credit losses was $1.8 million and $1.2 million as of January 31, 2022 and January 31, 2021.
Activity related to the Company’s allowance for credit losses on accounts receivable was as follows:

Amount
(in thousands)
Balance as of January 31, 2020	$810
Charged to bad debt expense	1,188
Write-offs, net of recoveries	(810)
Balance as of January 31, 2021	$1,188
Charged to bad debt expense	1,099
Write-offs, net of recoveries	(478)
Balance as of January 31, 2022	$1,809
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Deferred contract costs on the Company’s consolidated balance sheets were $42.8 million and $31.6 million as of January 31, 2022 and 2021, respectively. Amortization expense was $14.9 million, $11.0 million, and $7.8 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
The following table represents a rollforward of the Company’s deferred contract costs:

Amount
(in thousands)
Balance as of January 31, 2020	$25,688
Additions to deferred contract costs	16,876
Amortization of deferred contract costs	(10,977)
Balance as of January 31, 2021	$31,587
Additions to deferred contract costs	26,167
Amortization of deferred contract costs	(14,923)
Balance as of January 31, 2022	$42,831
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
No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2022 or 2021. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2022, 2021, or 2020.
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
Foreign Currency Remeasurement

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The functional currency of the Company’s international subsidiaries is the United States dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency transaction gains and losses are included in other income, net and were not material for the fiscal years ended January 31, 2022, 2021, or 2020.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, highly liquid investments with original maturities of three months or less from the date of purchase, and money market funds.
Investments
The Company’s investments are classified as available-for-sale and consist of highly liquid investments, primarily U.S. Treasury securities, commercial paper, and corporate debt securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.
The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the extent to which the fair value is less than the Company’s cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost. If the Company determines that the investment is impaired, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. Realized gains and losses are reported in other income, net, in the consolidated statements of operations. No impairment charges have been recognized to date.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized revenues from the sales of its product to related parties of $2.5 million, $1.1 million and $1.0 million in the fiscal years ended January 31, 2022, 2021, and 2020, respectively, and billings of $2.2 million and $1.1 million in the fiscal years ended January 31, 2022 and 2021, respectively. Additionally, the Company recognized expenses related to purchases $1.2 million and had $1.1 million in cash disbursements to these companies during the fiscal year ended January 31, 2021. Other related party transactions were not material for the fiscal years ended January 31, 2022, 2021, or 2020.
Property and Equipment, Net
Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Internal-Use Software Costs
The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $4.7 million and $1.0 million during the fiscal years ended January 31, 2022 and 2021. No internal-use software costs were capitalized during the fiscal year ended January 31, 2020.
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
Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the fiscal years ended January 31, 2022, 2021, or 2020.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $10.6 million, $10.1 million, and $5.1 million for the years ended January 31, 2022, 2021, and 2020, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the estimated fair value of the award on the grant date.
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
Income Taxes

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net loss per share by application of the treasury stock method. Basic and diluted net loss per share of common stock were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued Accounting Standard Update No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2021-08 will be effective for annual reporting periods beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. The Company will adopt ASU 2021-08 as of February 1, 2022 which will require the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The Company does not expect the adoption of ASU 2021-08 to have a material impact on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (“Topic 326”) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted the standard as of February 1, 2020, the beginning of the Company’s fiscal year ended January 31, 2021. The adoption of this guidance did not have a material impact to the consolidated financial statements. In connection with the adoption, for purposes of identifying and measuring impairment, the policy election was made to exclude accrued interest from both the fair value and amortized cost basis of our available-for sale debt securities. Such accrued interest is recorded in prepaid expenses and other current assets.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022, although early adoption is permitted. The Company early adopted the standard as of February 1, 2020, the beginning of the Company’s fiscal year ended January 31, 2021. The adoption of this guidance did not have a material impact to the consolidated financial statements.
In August 2020, the FASB issued Accounting Standard Update No. 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due July 2025 (the “Notes”) are no longer bifurcated into separate liability and equity components in the consolidated balance sheets. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the consolidated balance sheets for the fiscal year ended January 31, 2022. Upon adoption, the Company recognized an increase to long-term debt of $61.7 million, a decrease to additional paid in capital of $68.5 million, and a decrease in accumulated deficit of $6.7 million on its consolidated balance sheets as of February 1, 2021. The adoption did not affect the Company’s consolidated statements of operations or consolidated statements of cash flows. Refer to Note 8, “Debt and Financing Arrangements” for further information.

	As of January 31, 2021	ASU 2020-06 Adoption Adjustment	As of February 1, 2021
	(in thousands)
Liabilities
Outstanding principal	$287,500	$—	$287,500
Unamortized debt discount and issuance costs	(69,972)	61,736	(8,236)
Net carrying amount	$217,528	$61,736	$279,264

Equity
Additional paid-in-capital	$(614,494)	$68,478	$(546,016)
Accumulated deficit	(248,110)	6,742	(241,368)
3. Balance Sheet Components
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Cash and cash equivalents
Cash	$268,091	$184,308
Money market funds	73,194	139,870
Commercial paper	5,500	—
U.S. Treasury securities	3,000	14,988
Total cash and cash equivalents	$349,785	$339,166
Available-for-sale investments:
U.S. Treasury securities	$41,105	$45,026
Commercial paper	39,483	34,598
Corporate debt securities	112,983	141,488
Total available-for-sale investments	$193,571	$221,112
The following tables summarize the Company’s investments’ adjusted cost, net unrealized (losses) gains, and fair value by significant investment category as of January 31, 2022 and 2021. Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal years ended January 31, 2022 and 2021.

	As of January 31, 2022
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$41,147	$(42)	$41,105
Commercial paper	39,528	(45)	39,483
Corporate debt securities	113,565	(582)	112,983
Total investments	$194,240	$(669)	$193,571

	As of January 31, 2021
	Cost Basis	Unrealized Gain (Loss), Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$45,023	$3	$45,026
Commercial paper	34,607	(9)	34,598
Corporate debt securities	141,139	349	141,488
Total investments	$220,769	$343	$221,112
The following tables present the Company’s available-for-sale securities by contractual maturity date as of January 31, 2022 and 2021:

	As of January 31, 2022
	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$154,692	$154,455
Due between one to five years	39,548	39,116
	$194,240	$193,571

	January 31, 2021
	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$171,498	$171,837
Due between one to five years	49,271	49,275
	$220,769	$221,112
As of January 31, 2022, there were 69 available-for-sale securities in an unrealized loss position, seven of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to securities in an unrealized loss position as of January 31, 2022 was $0.7 million. Unrealized losses for securities that were in an unrealized loss position as of January 31, 2021 were not material.
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
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Leasehold improvements	$15,392	$12,767
Computers and equipment	7,483	6,562
Furniture and fixtures	4,686	3,017
Capitalized internal-use software	6,136	1,355
Gross property and equipment(1)	$33,697	$23,701
Accumulated depreciation and amortization	(15,468)	(11,062)
Property and equipment, net	$18,229	$12,639
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $6.9 million and $1.5 million that had not yet been placed in service as of January 31, 2022 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until placed in service.

Depreciation and amortization expense was $4.6 million, $3.8 million, and $2.2 million for the fiscal years ended January 31, 2022, 2021, and 2020, respectively.
The carrying values of capitalized internal-use software were 5.2 million and 1.1 million for the fiscal years ended January 31, 2022 and 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Accrued professional fees	$3,790	$2,138
Accrued events	463	294
Accrued hosting and infrastructure	1,495	708
Accrued taxes	1,056	1,350
Accrued liabilities, other	6,836	5,137
Accrued expenses and other liabilities	$13,640	$9,627
Accrued Compensation
Accrued compensation consisted of the following:

	As of January 31,
	2022	2021
	(in thousands)
Accrued bonuses	$13,480	$8,657
Accrued compensation, other	21,847	19,715
Accrued compensation	$35,327	$28,372
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$73,194	$—	$—	$73,194
U.S. Treasury securities	3,000	41,105	—	44,105
Commercial paper	5,500	39,483	—	44,983
Corporate debt securities	—	112,983	—	112,983
Total	$81,694	$193,571	$—	$275,265
Included in cash equivalents				$81,694
Included in investments				$193,571

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$139,870	$—	$—	$139,870
U.S. Treasury securities	14,988	45,026	—	60,014
Commercial paper	—	34,598	—	34,598
Corporate debt securities	—	141,488	—	141,488
Total	$154,858	$221,112	$—	$375,970
Included in cash equivalents				$154,858
Included in investments				$221,112
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2022 and 2021, the Company’s Level 2 securities were based on indirect or directly observable market information, including readily available pricing sources for identical or comparable underlying securities that may not be actively traded.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of January 31, 2022, the estimated fair value of the Notes was approximately $326.2 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
5. Business Combinations
Year ended January 31, 2022
There were no business combinations in the year ended January 31, 2022.
Year ended January 31, 2021
On October 1, 2020, the Company completed the acquisition of Rundeck Inc. (“Rundeck”), a leading provider of DevOps automation for enterprise. The acquisition of Rundeck strengthens the Company’s product and will enable the Company’s customers to resolve incidents faster, therefore reducing costs and protecting the

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

customer experience. The Company acquired Rundeck for purchase consideration of $95.5 million in a combination of cash and common stock. The total purchase price consisted of the following:

(in thousands)
Cash paid or payable to common and preferred stockholders, warrant holders, and vested option holders	$51,741
Fair value of common stock transferred	34,002
Fair value of assumed options and restricted stock attributable to pre-combination service(1)	4,934
Fair value of future cash payments to common stockholders attributable to pre-combination service	4,808
Total purchase consideration	$95,485
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

In connection with the acquisition, the Company recognized a net deferred tax liability of approximately $5.0 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company had a full valuation allowance as of January 31, 2021, the Company recorded an income tax benefit for this net deferred tax liability in the consolidated statement of operations for the year ended January 31, 2021. Refer to Note 13, "Income Taxes" for further information.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Customer relationships	$21,800	10
Developed technology	$5,600	5
Trademarks	$400	2
The acquired intangible assets are primarily related to the Rundeck product and domain knowledge around customer data developed by Rundeck, and term-license software subscription contracts with customers.
6. Goodwill and Acquired Intangible Assets
There have been no changes in the carrying amount of goodwill since January 31, 2021.
Intangible assets subject to amortization consist of the following:

	As of January 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(2,907)	$18,893	8.7
Developed technology	5,600	(1,493)	4,107	3.7
Trademarks	400	(267)	133	0.7
Other intangibles, net	$27,800	$(4,667)	$23,133

	As of January 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(727)	$21,073	9.7
Developed technology	5,600	(373)	5,227	4.7
Trademarks	400	(67)	333	1.7
Other intangibles, net	$27,800	$(1,167)	$26,633

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

For the fiscal years ended January 31, 2022 and 2021, amortization expense related to intangible assets was $3.5 million and $1.2 million. No amortization expense was recorded during the fiscal year ended January 31, 2020.
As of January 31, 2022, expected amortization expense in future periods is as follows:

Year ending January 31,
(in thousands)
2023	$3,433
2024	3,300
2025	3,300
2026	2,927
2027	2,180
Thereafter	7,993
Total expected future amortization expense	$23,133

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
The following tables present information about leases on the consolidated balance sheet.

	As of January 31,
	2022	2021
	(in thousands)
Assets
Lease right-of-use assets	$20,227	24,691
Liabilities
Lease liabilities	5,637	5,262
Lease liabilities, non-current	20,912	26,542

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

As of January 31, 2022 and 2021, the weighted average remaining lease term was 4.8 years and 5.7 years, respectively. As of January 31, 2022 and 2021, the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the consolidated statement of operations.

	Year Ended January 31,
	2022	2021
	(in thousands)
Operating lease expense	$5,574	$5,769
Short-term lease expense	756	879
Variable lease expense	939	1,325

The following table presents supplemental cash flow information about the Company’s leases.

	Year Ended January 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,319	$5,416
As of January 31, 2022, remaining maturities of lease liabilities are as follows:

Year ending January 31,
(in thousands)
2023	$6,512
2024	6,694
2025	6,894
2026	2,763
2027	2,441
Thereafter	3,819
Gross lease payments	$29,123
Less: Imputed interest	(2,574)
Total	$26,549
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $281.1 million as of January 31, 2022, with principal of $287.5 million, net of unamortized issuance costs of $6.4 million. The Notes are classified as long-term liabilities as of January 31, 2022. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the liability component of the Notes as of January 31, 2022 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) is as follows:

	As of January 31,
	2022	2021
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized debt discount	—	(63,664)
Less: unamortized issuance costs	(6,431)	(6,308)
Net carrying amount	$281,069	$217,528
The net carrying amount of the equity component of the Notes as of January 31, 2022 (post-ASU 2020-06 adoption) and as of January 31, 2021 (pre-ASU 2020-06 adoption) is as follows:

	As of January 31,
	2022	2021
	(in thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$70,768
Less: issuance costs	—	(2,290)
Carrying amount of the equity component	$—	$68,478
Interest expense recognized related to the Notes during the year ended January 31, 2022 (post-ASU 2020-06 adoption) and during the year ended January 31, 2021 (pre-ASU 2020-06 adoption) is as follows:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2022	2021
	(in thousands)
Contractual interest expense	$3,594	$2,157
Amortization of debt discount	—	7,104
Amortization of debt issuance costs	1,804	704
Total interest expense related to the Notes	$5,398	$9,965
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
The Capped Calls each has an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $61.66 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of our common stock. The Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances.
9. Commitments and Contingencies
Contractual Commitments
As of January 31, 2022, our contractual obligations are as follows for the years ending January 31:

	(in thousands)
	Operating Lease Obligations(1)	Purchase Commitments(2)	Senior Convertible Notes(3)	Total
2023	$6,512	$28,525	$3,594	$38,631
2024	6,694	20,041	3,594	30,329
2025	6,894	15,987	3,594	26,475
2026	2,763	—	289,297	292,060
2027	2,441	—	—	2,441
Thereafter	3,819	—	—	3,819
Total	$29,123	$64,553	$300,079	$393,755

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

(1) Represents obligations under non-cancellable lease agreements for our corporate headquarters and worldwide offices.
(2) Primarily relates to contractual third-party services.
(3) Includes principal and interest payments. For more information regarding our convertible senior notes, refer to Note 8, “Debt and Financing Arrangements”.
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
10. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Deferred revenue, beginning of period	$129,972	$92,569	$64,104
Billings	321,648	248,279	194,816
Deferred revenue assumed in the Rundeck acquisition	—	2,680	—
Revenue recognized	(281,396)	(213,556)	(166,351)
Deferred revenue, end of period	$170,224	$129,972	$92,569
Approximately 44%, 41%, and 38% of total revenue recognized in the fiscal years ended January 31, 2022, 2021, and 2020 was from the deferred revenue balance as of January 31, 2021, 2020 and 2019, respectively.
As of January 31, 2022, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $143.9 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than a one year.
11. Common Stock and Stockholders’ Equity
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of January 31, 2022 and January 31, 2021, respectively, the Company was authorized to grant up to 23,343,378 shares and 18,059,506 shares of common stock under the Stock Plans.
In March 2019, the Company granted 3,041,000 stock options to existing employees with 50 percent of these options vesting over four years from the grant date and 50 percent vesting over five years from the grant date.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of January 31, 2022 and January 31, 2021, there were 14,185,048 shares and 13,060,282 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

January 31, 2022
Outstanding stock options and unvested RSUs and PSUs	14,639,489
Available for future stock option, RSU, and PSU grants	14,185,048
Available for ESPP	2,599,072
Total common stock reserved at January 31, 2022	31,423,609
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2021	11,177,838	$8.25	6.9 years	$452,452
Granted	183,946	$40.75
Exercised	(2,603,432)	$5.78
Canceled	(382,466)	$18.19
Outstanding at January 31, 2022	8,375,866	$9.28	6.1 years	$198,828
Vested as of January 31, 2022	6,649,688	$7.07	5.8 years	$172,579

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Year Ended January 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	43.8% - 46.9%	43% - 44.1%	41.7% - 42.8%
Expected term (years)	6.1	3.7 - 6.1	5.5 - 6.9
Risk-free interest rate	1.04% - 1.35%	0.20% - 0.52%	1.39% - 2.48%
Stock options granted during the fiscal years ended January 31, 2022, 2021, and 2020 had a weighted average grant date fair value of $18.26, $15.16, and $11.07 per share, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2022, 2021, and 2020 was $91.0 million, $72.1 million, and $61.7 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of January 31, 2022, there was approximately $18.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.2 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	3,971,128	$23.60
Granted	4,449,624	$41.23
Vested	(925,400)	$26.53
Forfeited or canceled	(1,467,151)	$29.30
Outstanding at January 31, 2022	6,028,201	$34.77
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of January 31, 2022, there was $194.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.9 years based on vesting under the award service conditions.
In connection with the acquisition of Rundeck, the Company agreed to grant RSUs to Rundeck employees who joined the Company upon the effective date of the acquisition, with a value totaling approximately

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

$14.6 million. The amount will be ratably recognized as stock-based compensation over the requisite service period of four years.
Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	—	$—
Granted	127,309	$41.17
Released	—	$—
Forfeited or canceled	(9,608)	$41.17
Outstanding at January 31, 2022	117,701	$41.17
In April 2021, the Company granted PSUs to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of performance at the end of the stated performance period. The performance condition is based on the level of achievement of a Company target related to PagerDuty’s operating plan for fiscal 2022. The PSUs will vest over a three-year period, subject to continuous service with the Company. The number of shares of our stock to be received based on the performance condition can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition.
During the year ended January 31, 2022, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
As of January 31, 2022, total unrecognized stock-based compensation cost related to PSUs was $2.7 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.
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
The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the periods:

Year Ended January 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	41.2% - 53.9%	39.2% - 61.6%	39.2% - 48.4%
Expected term (years)	0.5 - 2.0	0.5 - 2.1	0.5 - 2.1
Risk-free interest rate	0.05% - 1.64%	0.08% - 2.39%	1.53% - 2.43%

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

During the fiscal years ended January 31, 2022, 2021 and 2020, the Company recognized $4.7 million, $5.3 million, and $5.1 million of stock-based compensation expense related to the ESPP, respectively, and withheld $9.7 million, $6.2 million, and $5.5 million in contributions from employees, respectively. In the fiscal year ended January 31, 2022, 345,051 shares of common stock were issued at a weighted average purchase price of $22.44. In the fiscal year ended January 31, 2021, 301,842 shares of common stock were issued at a weighted average purchase price of $19.83. In the year ended January 31, 2020, 210,775 shares of common stock were issued at a weighted average purchase price of $19.63
Stock-Based Compensation
Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$3,751	$1,702	$1,018
Research and development	23,764	11,095	5,566
Sales and marketing(1)	19,012	14,733	8,924
General and administrative	23,506	15,701	11,697
Total	$70,033	$43,231	$27,205
(1)     Stock-based compensation expense includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
12. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended January 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net loss	$(107,455)	$(68,903)	$(50,339)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	84,514	79,614	65,544
Net loss per share, basic and diluted	$(1.27)	$(0.87)	$(0.77)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2022	2021	2020
	(in thousands)
Shares subject to outstanding common stock awards	14,522	15,149	15,613
Unvested early exercised stock options	—	—	76
Restricted stock awards purchased with promissory notes	—	—	180
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	71	73	67
Restricted stock issued to Rundeck key personnel	122	261	—
Convertible senior notes	7,173	7,173	—
Total	21,888	22,656	15,936

13. Income Taxes
The components of loss before income taxes are as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Domestic	$(111,426)	$(77,956)	$(53,485)
Foreign	4,506	5,147	3,821
Loss before provision (benefit from) for income taxes	$(106,920)	$(72,809)	$(49,664)

The components of the provision (benefit from) for income taxes are as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Current
Federal	$—	$—	$—
State	—	(41)	126
Foreign	181	452	25
Total current tax expense	$181	$411	$151
Deferred
Federal	$—	$(4,038)	$—
State	—	(977)	(1)
Foreign	354	698	525
Total deferred tax expense (benefit)	$354	$(4,317)	$524
Provision (benefit from) for income taxes	$535	$(3,906)	$675

A reconciliation of the Company’s recorded provision for (benefit from) income taxes to the amount of taxes computed at the U.S. statutory rate is as follows:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Income taxes computed at U.S. federal statutory rate	$(22,453)	$(15,291)	$(10,429)
State taxes, net of federal benefit	(8,652)	(5,012)	(4,901)
Stock-based compensation	(15,423)	(8,443)	(3,739)
Foreign rate differential	(411)	69	(253)
Tax credits, net of FIN48 reserves	(1,426)	(846)	(3,271)
Change in valuation allowance	48,364	25,076	25,390
Charitable contributions	—	—	(1,960)
Other	536	541	(162)
Provision (benefit from) for income taxes	$535	$(3,906)	$675

In fiscal 2021, the decrease to the Company's income tax provision relative to comparative periods was primarily due to a reduction in the valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Rundeck, resulting in a $5.0 million deferred tax benefit.
Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of January 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	$100,770	$59,125
Allowances and accruals	8,564	6,597
Stock-based compensation	11,343	7,990
Charitable contributions	4,025	3,988
Tax credits	9,035	6,631
Lease liabilities	6,798	8,096
Other	2,475	677
Gross deferred tax assets	$143,010	$93,104
Less: valuation allowance	(122,091)	(57,944)
Net deferred tax assets	$20,919	$35,160
Deferred tax liabilities:
Convertible senior notes	$—	$(15,450)
Deferred commissions	(11,156)	(8,026)
Intangible assets	(6,608)	(6,908)
Lease assets	(5,169)	(6,274)
Other	(113)	(277)
Gross deferred tax liabilities	$(23,046)	$(36,935)
Net deferred tax liabilities	$(2,127)	$(1,775)
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in the United States, the Company believes that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance on such deferred tax assets. The valuation allowance against its various deferred tax assets increased by $64.1 million and $7.9 million during the fiscal years ended January 31, 2022 and 2021, respectively.
As of January 31, 2022, the Company had federal net operating loss carryforwards in the amount of $396.8 million. Beginning in 2030, $56.3 million of the federal net operating losses will begin to expire. The remaining $340.5 million will carry forward indefinitely. As of January 31, 2022, the Company had state and foreign net operating loss carryforwards in the amount of $21.2 million, and $1.9 million, respectively, which begin to expire in 2030. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.
As of January 31, 2022, the Company had federal, California, and Canadian research and development credit carryforwards of $8.6 million, $5.6 million, and $0.8 million, respectively. The federal research and development credits will begin to expire in 2031, the California research and development credits have no expiration, and the Canadian research and development credits will begin to expire in 2037.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of period	$5,018	$4,043	$6,644
Additions related to prior years	86	29	71
Reductions related to prior years	(70)	(8)	(3,515)
Additions related to current year	1,156	591	843
Additions related to acquired positions	—	363	—
Balance at end of period	$6,190	$5,018	$4,043

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2016 and onwards. Due to its U.S. federal and state valuation allowance, $1.1 million, $1.0 million, and $1.1 million of unrecognized tax benefits as of January 31, 2022, 2021, and 2020, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2022. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly decrease in the next 12 months.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. As a result of current U.S. tax law, the tax impact of future distributions of foreign earnings would generally be limited to withholding tax from local jurisdictions. The amount of the deferred tax liability on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries is not material.
14. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
United States	$212,829	$163,313	$129,728
International	68,567	50,243	36,623
Total	$281,396	$213,556	$166,351
Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2022, 2021, or 2020. As of January 31, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 14% was located in Canada. As of January 31, 2021, 87% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 13% was located in Canada.

15. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

annual statutory maximum. The Company is responsible for the administrative costs of the 401(k) plan, and effective July 1, 2019, the Company implemented an employer matching contribution. Effective January 1, 2022, the employer matching contribution was increased from one percent (1%) of each participant’s employee contributions of at least 1% of eligible wages during the period to two percent (2%) of each participant’s employee contributions of at least 2% of eligible wages during the period. During the fiscal years ended January 31, 2022, 2021, and 2020, the Company recognized expense of $1.3 million, $0.8 million, and $0.4 million, respectively, related to matching contributions.
16. Subsequent Events
On March 8, 2022, the Company acquired all of the shares outstanding of Catalytic, Inc. (“Catalytic”) through a merger for cash consideration of $70.0 million, subject to customary purchase price adjustments. Catalytic is a no-code workflow automation platform for efficient and digitized operations. The acquisition will expand the Company’s offerings to new use cases in Finance, Human Resources, and Supply Chain workflows, while complementing the Company’s existing process automation offering. The Company will account for the acquisition as a business combination in accordance with ASC 805.
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
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.
Item 9B. Other Information
On March 12, 2022, the Compensation Committee of our Board of Directors adopted an amendment of our 2019 Equity Incentive Plan (the “2019 Plan”) to replace and supersede the language of Section 9(c) of the 2019 Plan in its entirety in order to provide that in the event of certain specified significant corporate transactions, any surviving or acquiring corporation (or its parent company) may assume or continue any or all stock awards outstanding under the 2019 Plan or may substitute similar awards for stock awards outstanding under the 2019 Plan. In the event of a corporate transaction in which the surviving or acquiring corporation (or its parent company) does not assume or continue outstanding stock awards, substitute similar awards for outstanding stock awards, or cancel outstanding stock awards for a per-share payment, in such form as may be determined by the Board of Directors, equal in value, at the effective time of the corporate transaction, to the value of property payable to the holders of common stock in connection with such corporate transaction and reduced, if applicable, for the per-share exercise price payable for such stock award, then with respect to such stock awards that have not been assumed, continued, substituted, or cancelled and that are held by holders whose service has not terminated prior to the effective time of the corporate transaction, the vesting of such awards (and, with respect to options and stock appreciation rights, the time when such awards may be exercised) will be accelerated in full. Any such awards, plus any outstanding awards held by holders who are not current service providers, will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, and holders may receive a payment, in such form as may be determined by our Board of Directors, equal in value, at the effective time, to the excess, if any, of (a) the value of the property the holder would have received upon exercise of the award, over (b) any exercise price payable by the holder in connection with such exercise. With respect to the vesting of performance stock awards that will accelerate upon the occurrence of a corporate transaction and that have multiple vesting levels depending on the level of performance, unless otherwise provided in the award agreement, the vesting of such performance stock awards will accelerate at 100% of the target level upon the occurrence of the corporate transaction.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2022.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are included as part of this Form 10-K.
1. Index to Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.
2. Financial Statement Schedules
All other schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
3. Exhibits
The documents listed in the Exhibit Index of this Form 10-K are incorporated by reference or are filed with this Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.3	Amended and Restated Investors’ Rights Agreement, dated August 24, 2018, by and among PagerDuty, Inc. and certain of its stockholders	S-1	333-230323	4.2	March 15, 2019
4.4	Indenture, dated as of June 25, 2020, between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.5	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38856	4.2	June 25, 2020
10.1†	PagerDuty, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder			Filed herewith
10.2†	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3†	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4†	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 4, 2021
10.5†	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.6†	Amended and Restated Offer Letter, as amended, by and between PagerDuty, Inc. and Jennifer G. Tejada	10-K	001-38856	10.5	March 19, 2021
10.7†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.8†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Stacey A. Giamalis	S-1/A	333-230323	10.7	April 1, 2019
10.9†	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020
10.10†	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy	10-K	001-38856	10.9	March 19, 2021
10.11†	PagerDuty, Inc. Cash Incentive Bonus Plan, as amended			Filed herewith
10.12	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
10.13	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020

10.14	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended	S-1	333-230323	10.9	March 15, 2019
21.1	List of subsidiaries of PagerDuty, Inc.			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (included on signature page)			Filed herewith
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
†     Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAGERDUTY, INC.

Date: March 17, 2022	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jennifer G. Tejada and Owen Howard Wilson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
Jennifer G. Tejada

/s/ Owen Howard Wilson	Chief Financial Officer (Principal Financial Officer)	March 17, 2022
Owen Howard Wilson

/s/ Mitra Rezvan	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 17, 2022
Mitra Rezvan

/s/ Sameer Dholakia	Director	March 17, 2022
Sameer Dholakia

/s/ Alec Gallimore	Director	March 17, 2022
Alec Gallimore

/s/ Elena Gomez	Director	March 17, 2022
Elena Gomez

/s/ Rathi Murthy	Director	March 17, 2022
Rathi Murthy

/s/ Zachary Nelson	Director	March 17, 2022
Zachary Nelson

/s/ Alex Solomon	Director	March 17, 2022
Alex Solomon

/s/ Bonita Stewart	Director	March 17, 2022
Bonita Stewart