Form 10-Q
period 2022-04-30
PagerDuty, Inc.
filed 2022-06-03
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of May 31, 2022, was 87,838,100.

PAGERDUTY, INC.

PART I - FINANCIAL INFORMATION
Part II - OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” “target,” and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of April 30, 2022	As of January 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$273,859	$349,785
Investments	193,600	193,571
Accounts receivable, net of allowance for credit losses of $2,340 and $1,809 as of April 30, 2022 and January 31, 2022, respectively	60,114	75,279
Deferred contract costs, current	17,060	16,672
Prepaid expenses and other current assets	13,284	9,777
Total current assets	557,917	645,084
Property and equipment, net	17,946	18,229
Deferred contract costs, non-current	26,304	26,159
Lease right-of-use assets	19,082	20,227
Goodwill	119,262	72,126
Intangible assets, net	43,092	23,133
Other assets	1,092	1,490
Total assets	$784,695	$806,448
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,320	$9,505
Accrued expenses and other current liabilities	14,195	13,640
Accrued compensation	27,769	35,327
Deferred revenue, current	162,893	162,881
Lease liabilities, current	5,741	5,637
Total current liabilities	219,918	226,990
Convertible senior notes, net	281,515	281,069
Deferred revenue, non-current	4,416	7,343
Lease liabilities, non-current	19,415	20,912
Other liabilities	3,273	3,159
Total liabilities	528,537	539,473
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	639,318	616,467
Accumulated other comprehensive loss	(1,517)	(669)
Accumulated deficit	(381,643)	(348,823)
Total stockholders’ equity	256,158	266,975
Total liabilities and stockholders’ equity	$784,695	$806,448
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue	$85,371	$63,591
Cost of revenue	15,716	10,418
Gross profit	69,655	53,173
Operating expenses:
Research and development	31,289	20,599
Sales and marketing	45,552	37,234
General and administrative	25,271	16,578
Total operating expenses	102,112	74,411
Loss from operations	(32,457)	(21,238)
Interest income	548	818
Interest expense	(1,325)	(1,317)
Other expense, net	(790)	(616)
Loss before benefit from (provision for) income taxes	(34,024)	(22,353)
Benefit from (provision for) income taxes	1,204	(205)
Net loss	$(32,820)	$(22,558)
Other comprehensive (loss) income:
Unrealized loss on investments	(848)	(204)
Total comprehensive loss	$(33,668)	$(22,762)
Net loss per share, basic and diluted	$(0.38)	$(0.27)
Weighted average shares used in calculating net loss per share, basic and diluted	87,127	82,915
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options	745,764	—	3,806	—	—	3,806
Vesting of restricted stock units, net of employee payroll taxes	253,383	—	(6,170)	—	—	(6,170)
Other comprehensive loss	—	—	—	(848)	—	(848)
Stock-based compensation	—	—	25,215	—	—	25,215
Net loss	—	—	—	—	(32,820)	(32,820)
Balances as of April 30, 2022	87,757,527	$—	$639,318	$(1,517)	$(381,643)	$256,158

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements	536,593	—	2,843	—	—	2,843
Vesting of restricted stock units, net of employee payroll taxes	174,135	—	(4,930)	—	—	(4,930)
Shares issued related to a business combination	2,073	—	—	—	—	—
Other comprehensive loss	—	—	—	(204)	—	(204)
Stock-based compensation	—	—	13,914	—	—	13,914
Net loss	—	—	—	—	(22,558)	(22,558)
Balances as of April 30, 2021	83,595,225	$—	$557,843	$139	$(263,926)	$294,056

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(32,820)	$(22,558)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,591	1,972
Amortization of deferred contract costs	4,465	3,250
Amortization of debt issuance costs	447	438
Stock-based compensation	24,909	13,612
Non-cash lease expense	1,145	1,097
Tax benefit related to release of valuation allowance	(1,330)	—
Other	1,754	803
Changes in operating assets and liabilities:
Accounts receivable	15,262	17,365
Deferred contract costs	(4,998)	(3,732)
Prepaid expenses and other assets	(1,991)	(1,573)
Accounts payable	57	(1,564)
Accrued expenses and other liabilities	(634)	1,932
Accrued compensation	(7,678)	(4,411)
Deferred revenue	(3,771)	(3,916)
Lease liabilities	(1,393)	(1,136)
Net cash (used in) provided by operating activities	(2,985)	1,579
Cash flows from investing activities
Purchases of property and equipment	(2,078)	(927)
Capitalization of internal-use software costs	(772)	(1,002)
Business acquisition, net of cash acquired	(66,262)	(160)
Purchases of available-for-sale investments	(41,685)	(77,531)
Proceeds from maturities of available-for-sale investments	40,440	67,004
Net cash used in investing activities	(70,357)	(12,616)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	3,586	2,834
Employee payroll taxes paid related to net share settlement of restricted stock units	(6,170)	(4,930)
Net cash used in financing activities	(2,584)	(2,096)
Net decrease in cash, cash equivalents, and restricted cash	(75,926)	(13,133)
Cash, cash equivalents, and restricted cash at beginning of period	349,785	339,166
Cash, cash equivalents, and restricted cash at end of period	$273,859	$326,033

Supplemental cash flow data:
Cash paid for income taxes	$13	$62
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$1,436	$236
Stock-based compensation capitalized in internal use software	$306	$302
Bonuses capitalized in internal use software	$120	$—
Receivables for cash in-transit on stock options	$220	$—

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business
PagerDuty, Inc. was incorporated under the laws of the state of Delaware in May 2010.
PagerDuty is a digital operations management platform that manages urgent and mission-critical work for a modern, digital business. PagerDuty collects data and digital signals from virtually any software-enabled system or device and leverages powerful machine learning to correlate, process, and predict opportunities and issues. Using incident response, event management, and automation, the Company brings together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.
As used herein, “PagerDuty”, “we”, “our”, “the Company” and similar terms include PagerDuty, Inc., unless the context indicates otherwise.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC.
The condensed consolidated financial statements include the results of PagerDuty, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year ending January 31, 2023 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, the determination of the allowance for credit losses, the provision for income taxes, including the related valuation allowance and any uncertain tax positions, fair value of acquired assets and assumed liabilities, impairment of goodwill and intangible assets, and estimates related to our revenue recognition, such as the assessment of performance obligations in our revenue arrangements and the fair value assigned to each performance obligation,

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
No single customer accounted for 10% of the total accounts receivable balance as of April 30, 2022 or January 31, 2022. No single customer represented 10% or more of revenue for the three months ended April 30, 2022 or 2021.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized $1.2 million in accounts receivable associated with related parties as of April 30, 2022 and billed $1.2 million to entities associated with related parties during the three months ended April 30, 2022. Other related party transactions were not material for the three months ended April 30, 2022 and 2021.
Significant Accounting Policies
There have been no significant changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recently Adopted Accounting Pronouncements
In March 2022, the FASB issued Accounting Standard Update No. 2022-01 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company early adopted ASU 2022-01 as of February 1, 2022 using the prospective method. The adoption of the standard impacted the accounting for the acquisition of Catalytic, Inc. (“Catalytic”) requiring the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The adoption of ASU 2021-08 did not have a material impact on the condensed consolidated financial statements.

3. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2022	As of January 31, 2022
	(in thousands)
Cash and cash equivalents
Cash	$159,213	$268,091
Money market funds	111,646	73,194
Commercial paper	—	5,500
U.S. Treasury securities	3,000	3,000
Total cash and cash equivalents	$273,859	$349,785
Available-for-sale investments:
U.S. Treasury securities	$40,940	$41,105
Commercial paper	42,084	39,483
Corporate debt securities	110,576	112,983
Total available-for-sale investments	$193,600	$193,571
The following tables summarize the Company’s investments’ adjusted cost, net unrealized losses, and fair value by significant investment category as of April 30, 2022 and January 31, 2022. Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2022.

	As of April 30, 2022
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$41,026	$(86)	$40,940
Commercial paper	42,225	(141)	42,084
Corporate debt securities	111,866	(1,290)	110,576
Total available-for-sale investments	$195,117	$(1,517)	$193,600

	As of January 31, 2022
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$41,147	$(42)	$41,105
Commercial paper	39,528	(45)	39,483
Corporate debt securities	113,565	(582)	112,983
Total available-for-sale investments	$194,240	$(669)	$193,571
The following tables present the Company’s available-for-sale securities by contractual maturity date as of April 30, 2022 and January 31, 2022:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2022
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$161,372	$160,607
Due between one to five years	33,745	32,993
Total	$195,117	$193,600

	As of January 31, 2022
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$154,692	$154,455
Due between one to five years	39,548	39,116
Total	$194,240	$193,571
As of April 30, 2022, there were 74 available-for-sale securities in an unrealized loss position, eight of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the eight securities was $0.1 million. As of January 31, 2022, there were 69 available-for-sale securities in an unrealized loss position, seven of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the seven securities was $0.7 million.
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$111,646	$—	$—	$111,646
U.S. Treasury securities	3,000	40,940	—	43,940
Commercial paper	—	42,084	—	42,084
Corporate debt securities	—	110,576	—	110,576
Total	$114,646	$193,600	$—	$308,246
Included in cash equivalents				$114,646
Included in investments				$193,600

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$73,194	$—	$—	$73,194
U.S. Treasury securities	3,000	41,105	—	44,105
Commercial paper	5,500	39,483	—	44,983
Corporate debt securities	—	112,983	—	112,983
Total	$81,694	$193,571	$—	$275,265
Included in cash equivalents				$81,694
Included in investments				$193,571
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2022 and January 31, 2022, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of April 30, 2022, the estimated fair value of the Notes was approximately $307.2 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

5. Business Combinations
On March 8, 2022, the Company completed the acquisition of Catalytic, a provider of no-code/low-code workflow automation application. The Company acquired Catalytic for purchase consideration of $68.8 million in cash. The acquisition was accounted for as a business combination and the acquired assets and liabilities were recorded at their preliminary fair values on the acquisition date and any excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of April 30, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary fair values of acquired assets and liabilities recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash and cash equivalents	$2,506
Accounts receivable and other assets	801
Prepaid and other current assets	441
Intangible assets	21,800
Goodwill	47,137
Accounts payable and other liabilities	(409)
Deferred revenue	(856)
Other tax liabilities	(1,322)
Deferred tax liability	(1,330)
Total purchase consideration	$68,768
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings. Goodwill is not deductible for income tax purposes.
In connection with the acquisition, the Company recognized a net deferred tax liability for approximately $1.3 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company has a full valuation allowance as of April 30, 2022, the Company recorded an income tax benefit for this net deferred tax liability in the condensed consolidated statement of operations for the three months ended April 30, 2022. Refer to Note 15, "Income Taxes", for further information.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$19,200	3
Customer relationships	$2,600	10
This business combination resulted in increases of $47.1 million to goodwill, $19.2 million to developed technology and $2.6 million to customer relationships. The Company also entered into holdback agreements with the two founders of Catalytic with $3.4 million held back in cash which are subject to the recipients’ continued service with the Company and thus excluded from the purchase price and will be recognized ratably as research and development expense over the required two-year service period.
From the date of the acquisition, the financial results of Catalytic have been included in and are immaterial to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.
The Company did not complete any other acquisitions in the three months ended April 30, 2022.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the three months ended April 30, 2022 are as follows:

Goodwill
(in thousands)
Balance as of January 31, 2022	$72,126
Goodwill resulting from business combination	47,136
Balance as of April 30, 2022	$119,262
Acquired intangible assets subject to amortization consist of the following:

	As of April 30, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$24,400	$(3,489)	$20,911	8.4
Developed technology	24,800	(2,702)	22,098	3.4
Trademarks	400	(317)	83	0.4
Total acquired intangibles, net	$49,600	$(6,508)	$43,092

	As of January 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(2,907)	$18,893	8.7
Developed technology	5,600	(1,493)	4,107	3.7
Trademarks	400	(267)	133	0.7
Total acquired intangibles, net	$27,800	$(4,667)	$23,133
For the three months ended April 30, 2022 and 2021, amortization expense related to intangible assets was $1.8 million and $0.9 million, respectively.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of April 30, 2022	As of January 31, 2022
	(in thousands)
Leasehold improvements	$15,622	$15,392
Computers and equipment	8,347	7,483
Furniture and fixtures	4,508	4,686
Capitalized internal-use software	6,651	6,136
Gross property and equipment (1)	35,128	33,697
Accumulated depreciation and amortization	(17,182)	(15,468)
Property and equipment, net	$17,946	$18,229
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $2.0 million and $6.9 million that had not yet been placed in service as of April 30, 2022 and January 31, 2022, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $1.6 million and $1.0 million for the three months ended April 30, 2022 and 2021, respectively.
In the three months ended April 30, 2022, the Company recorded an impairment charge of $0.7 million on its capitalized internal-use software included in construction-in-progress. It was determined that the developed technology would not be placed in service as the technology was replaced with the acquired technology of Catalytic.

8. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $43.4 million and $42.8 million as of April 30, 2022 and January 31, 2022, respectively. Amortization expense for deferred contract costs was $4.5 million and $3.3 million for the three months ended April 30, 2022 and 2021, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

9. Leases
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2023 and fiscal 2029. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table presents information about leases on the condensed consolidated balance sheet.

	As of April 30, 2022	As of January 31, 2021
	(in thousands)
Assets
Lease right-of-use assets	$19,082	$20,227
Liabilities
Lease liabilities	5,741	5,637
Lease liabilities, non-current	19,415	20,912
As of April 30, 2022, the weighted average remaining lease term was 4.6 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Operating lease expense	$1,523	$1,369
Short-term lease expense	360	90
Variable lease expense	314	113

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,618	$1,572

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company accounts for the Notes as a single liability in accordance with ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $281.5 million as of April 30, 2022, with principal of $287.5 million, net of unamortized issuance costs of $6.0 million. The Notes were classified as long-term liabilities as of April 30, 2022. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the Notes as of April 30, 2022 and as of January 31, 2022 was as follows:

	As of April 30, 2022	As of January 31, 2022
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized issuance costs	(5,985)	(6,431)
Net carrying amount	$281,515	$281,069
Interest expense recognized related to the Notes is as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Contractual interest expense	$878	$879
Amortization of debt issuance costs	447	438
Total interest expense related to the Notes	$1,325	$1,317
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

11. Commitments and Contingencies
Legal Matters
From time to time, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. The outcomes of legal proceedings are subject to significant uncertainties. The Company is not currently a party to any pending legal proceedings for which management believes the outcome, individually or in the aggregate, would have a material adverse effect on its business, operating results, cash flows, or financial condition.

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

12. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Deferred revenue, beginning of period	$170,224	$129,972
Billings	81,600	59,675
Deferred revenue assumed in the Catalytic acquisition	856	—
Revenue recognized	(85,371)	(63,591)
Deferred revenue, end of period	$167,309	$126,056
For the three months ended April 30, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of April 30, 2022, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $141.4 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.

13. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of April 30, 2022 and January 31, 2022, the Company was authorized to grant up to 27,895,454 shares and 23,343,378 shares of common stock, respectively, under the Stock Plans.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of April 30, 2022 and January 31, 2022, there were 14,086,882 shares and 14,185,048 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

April 30, 2022
Outstanding stock options and unvested RSUs and PSUs	18,081,165
Available for future stock option, RSU, and PSU grants	14,086,882
Available for ESPP	3,466,655
Total common stock reserved at April 30, 2022	35,634,702
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2022	8,375,866	$9.28	6.1 years	$198,828
Granted	24,882	$34.22
Exercised	(745,764)	$5.10
Canceled	(38,747)	$12.65
Outstanding at April 30, 2022	7,616,237	$9.76	6.0 years	$126,616
Vested as of April 30, 2022	6,238,896	$7.61	5.6 years	$117,088
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended April 30,
	2022	2021
Expected dividend yield	—%	—%
Expected volatility	47.1%	43.8%
Expected term (years)	6.1	6.1
Risk-free interest rate	2.50%	1.16%
Stock options granted during the three months ended April 30, 2022 and 2021 had a weighted average grant date fair value of $16.46 and $17.80 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2022 and 2021 was $21.3 million and $20.5 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of April 30, 2022, there was approximately $15.7 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.1 years.
Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	6,028,201	$34.77
Granted	3,802,945	$34.22
Vested	(226,103)	$30.15
Forfeited or canceled	(501,123)	$33.05
Outstanding at April 30, 2022	9,103,920	$34.75
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of April 30, 2022, there was $293.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.2 years based on vesting under the award service conditions.
Performance Stock Units
On March 8, 2022, the Compensation Committee of the Board certified the results of PagerDuty’s operating plan for the fiscal year ended January 31, 2022. Based on the results, the PSUs granted in April 2021 (“2021 PSU Awards”) were earned at an attainment of 129%.
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2021	117,701	$41.17
Granted	629,830	$34.22
Vested	(27,280)	$41.17
Forfeited or canceled	(23,405)	$41.17
Performance adjustment for 2021 PSU Awards	34,332	$41.17
Outstanding at April 30, 2022	731,178	$35.18
The Company grants PSUs to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of performance at the end of the stated performance period. The performance condition is based on the level of achievement of a Company target related to PagerDuty’s operating plan. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s stock that will vest based on the performance condition can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition.
During the three months ended April 30, 2022 and 2021, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the expected attainment of the performance targets.
As of April 30, 2022, total unrecognized stock-based compensation cost related to PSUs was $22.3 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.7 years.

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
During the three months ended April 30, 2022 and 2021, the Company recognized $1.1 million and $1.8 million of stock-based compensation expense related to the ESPP, respectively.
During the three months ended April 30, 2022 and 2021, the Company withheld $5.7 million and $3.0 million in contributions from employees, respectively.
There were no purchases related to the ESPP during the three months ended April 30, 2022 and 2021.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of revenue	$1,224	$676
Research and development	8,675	4,440
Sales and marketing	6,381	3,954
General and administrative	8,629	4,542
Total	$24,909	$13,612

14. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(32,820)	$(22,558)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	87,127	82,915
Net loss per share, basic and diluted	$(0.38)	$(0.27)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2022	2021
	(in thousands)
Shares subject to outstanding common stock awards	17,451	16,171
Convertible senior notes	7,173	7,173
Restricted stock issued to Rundeck key personnel	70	209
Shares issuable pursuant to the 2019 employee stock purchase plan	208	204
Total	24,902	23,757

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
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, our foreign operations which are subject to tax rates that differ from those in the U.S., as well as the benefit for non-U.S. income tax credits.
The Company recorded an income tax benefit of $1.2 million for the three months ended April 30, 2022, and income tax expense of $0.2 million for the three months ended April 30, 2021. The income tax benefit recorded in the three months ended April 30, 2022, was primarily due to a reduction in the Company’s valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Catalytic, resulting in a $1.3 million deferred tax benefit.

16. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
United States	$64,766	$47,742
International	20,605	15,849
Total	$85,371	$63,591
Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2022 or 2021. As of April 30, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 14% were located in

Canada. As of January 31, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States and 14% were located in Canada.

17. Subsequent Events
The Company has evaluated subsequent events through June 3, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations together should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 17, 2022. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Factors that could cause or contribute to such differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A below. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
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
We generate revenue primarily from cloud-hosted subscription fees. We also generate revenue from term-license software subscription fees. We have a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. Our online self-service model is the primary mechanism for landing new customers and enabling teams to get started without assistance. We complement our self-service model with high-

velocity inside sales focused on small and medium businesses, a commercial team focused on mid-market customers, and a field sales team focused on enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, new use cases, and add-on products, as well as upsell to higher value plans.
COVID-19 Update
The COVID-19 pandemic continued during fiscal year 2023.While our revenues, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effects of the COVID-19 pandemic may have a delayed impact on our results of operations. We continue to ascertain the long-term impact of the COVID-19 pandemic on our business. We continue to focus on supporting our employees, customers, and community.
As our offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs. However, the majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and comply with local regulations within the United States and internationally. As we continue to monitor the local regulations related to COVID-19, we have begun to release travel restrictions on business-related travel, allowing certain employees to travel on a voluntary basis. We also continue to offer local employee assistance programs to employees if needed. These changes remain in effect and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement to facilitate remote work is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
Refer to Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Recent Events
We are closely monitoring the invasion of Ukraine by Russia in February 2022 and its global impacts. While the conflict is still unfolding and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three months ended April 30, 2022 and January 31, 2022.

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
Our key metrics include the results of Catalytic, to the extent applicable, beginning on the acquisition date of March 8, 2022.
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

	As of April 30,
	2022	2021
Customers	15,040	13,918
Customers greater than $100,000 in ARR	655	458
Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The calculation of dollar-based net retention rate includes the Current Period ARR of Catalytic customers to the extent that they were PagerDuty customers as of 12 months prior to period end.

	Last 12 Months Ended April 30,
	2022	2021
Dollar-based net retention rate for all customers	126%	121%

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
Benefit from (provision for) Income Taxes
Benefit from (provision for) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. Benefit from (provision for) income taxes also includes the reduction in our valuation allowance from the increase in the deferred tax liability associated with acquired intangible assets from our acquisitions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenue	$85,371	$63,591
Cost of revenue(1)	15,716	10,418
Gross profit	69,655	53,173
Operating expenses:
Research and development(1)	31,289	20,599
Sales and marketing(1)	45,552	37,234
General and administrative(1)	25,271	16,578
Total operating expenses	102,112	74,411
Loss from operations	(32,457)	(21,238)
Interest income	548	818
Interest expense	(1,325)	(1,317)
Other expense, net	(790)	(616)
Loss before benefit from (provision for) income taxes	(34,024)	(22,353)
Benefit from (provision for) income taxes	1,204	(205)
Net loss	$(32,820)	$(22,558)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Cost of revenue	$1,224	$676
Research and development	8,675	4,440
Sales and marketing	6,381	3,954
General and administrative	8,629	4,542
Total	$24,909	$13,612

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	18	16
Gross profit	82%	84%
Operating expenses:
Research and development	37	32
Sales and marketing	53	59
General and administrative	30	26
Total operating expenses	120	117
Loss from operations	(38)	(33)
Interest income	1	1
Interest expense	(2)	(2)
Other expense, net	(1)	(1)
Loss before (provision for) benefit from income taxes	(40)	(35)
(Provision for) benefit from income taxes	1	—
Net loss	(38)%	(35)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$85,371	$63,591	$21,780	34%
Revenue increased by $21.8 million, or 34%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$15,716	$10,418	$5,298	51%
Gross margin	82%	84%
Cost of revenue increased by $5.3 million, or 51%, primarily due to increases of $1.6 million in hosting, software, and telecom costs and $0.4 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure, an increase of $1.4 million in personnel expenses as a result of increased headcount and salaries, and an increase of $0.9 million in amortization of acquired intangible assets related to the acquisition of Catalytic.
Research and Development

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$31,289	$20,599	$10,690	52%
Percentage of revenue	37%	32%
Research and development expenses increased by $10.7 million, or 52%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily driven by an increase in personnel expenses of $8.3 million as a result of increased headcount and salaries to support our continued investment in our platform, a $1.1 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs, and a $0.7 million acquisition-related impairment charge related to software development not placed in service.
Sales and Marketing

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$45,552	$37,234	$8,318	22%
Percentage of revenue	53%	59%
Sales and marketing expenses increased by $8.3 million, or 22%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. This increase was primarily due to an increase of $6.0 million in personnel expenses driven by headcount growth, increased salaries, and amortization of deferred contract costs, an increase of $1.9 million in costs to support the business and related infrastructure which includes allocated overhead costs, and an increase of $1.8 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease in marketing expenses of $1.4 million primarily due to decreases in brand campaigns and digital marketing.
General and Administrative

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$25,271	$16,578	$8,693	52%
Percentage of revenue	30%	26%
General and administrative expenses increased by $8.7 million, or 52%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was driven by an increase of $6.8 million in personnel expenses as a result of increased headcount and salaries, an increase of $1.9 million in outside services related to transaction costs for the acquisition of Catalytic and increased costs for outside consultants, and an increase of $0.6 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease of $0.8 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest expense	$1,325	$1,317	$8	1%
Interest expense was consistent for the three months ended April 30, 2022 compared to the three months ended April 30, 2021 and related to contractual interest and amortization of debt issuance costs for the Convertible Senior Notes.
Interest Income and Other (Expense) Income, Net

	Three Months Ended April 30,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$548	$818	$(270)	(33)%
Other expense, net	$(790)	$(616)	$(174)	28%
Interest income decreased by $0.3 million and other expense, net increased by $0.2 million for the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year, and an increase in unrealized losses due to fluctuation in foreign currency exchange rates, respectively.
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

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Gross profit	$69,655	$53,173
Add:
Stock-based compensation	1,224	676
Employer taxes related to employee stock transactions	7	26
Amortization of acquired intangible assets	1,209	280
Non-GAAP gross profit	$72,095	$54,155

Gross margin	82%	84%
Non-GAAP gross margin	84%	85%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss as loss from operations plus our stock-based compensation expense and related employer taxes, amortization of acquired intangible assets, and acquisition-related expenses, which include transaction costs, acquisition-related retention payments and acquisition-related asset impairment, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating loss as a percentage of revenue.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Loss from operations	$(32,457)	$(21,238)
Add:
Stock-based compensation	24,909	13,612
Employer taxes related to employee stock transactions	652	681
Amortization of acquired intangible assets	1,842	875
Acquisition-related expenses	2,753	459
Non-GAAP operating loss	$(2,301)	$(5,611)

Operating margin	(38)%	(33)%
Non-GAAP operating margin	(3)%	(9)%
Non-GAAP Net Loss
We define non-GAAP net loss as net loss plus our stock-based compensation expense and related employer taxes, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and an acquisition-related asset impairment, which are not necessarily reflective of operational performance during a given period, and acquisition-related tax benefit.

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net loss	$(32,820)	$(22,558)
Add (Less):
Stock-based compensation	24,909	13,612
Amortization of debt discount and issuance costs	447	438
Employer taxes related to employee stock transactions	652	681
Amortization of acquired intangibles assets	1,842	875
Acquisition-related expenses	2,753	459
Acquisition-related tax benefit	(1,330)	—
Non-GAAP net loss	$(3,547)	$(6,493)
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

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,985)	$1,579
Less:
Purchases of property and equipment	(2,078)	(927)
Capitalization of internal-use software costs	(772)	(1,002)
Free cash flow	$(5,835)	$(350)
Net cash used in investing activities	$(70,357)	$(12,616)
Net cash used in financing activities	$(2,584)	$(2,096)
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
As of April 30, 2022, our principal sources of liquidity were cash and cash equivalents and investments totaling $467.5 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2022, we had deferred revenue of $167.3 million, of which $162.9 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,985)	$1,579
Net cash used in investing activities	$(70,357)	$(12,616)
Net cash used in financing activities	$(2,584)	$(2,096)
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
Cash used in operating activities for the three months ended April 30, 2022 of $3.0 million primarily related to our net loss of $32.8 million, adjusted for non-cash charges of $35.0 million and net cash outflows of $5.1 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $24.9 million, amortization of our deferred contract costs of $4.5 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $3.6 million, other charges of $1.8 million, which consist primarily of the acquisition-related asset impairment and bad debt expense, a tax benefit related to the release of our valuation allowance of $1.3 million, and non-cash lease expense of $1.1 million. Changes in operating assets and liabilities reflected cash outflows from a $7.7 million decrease in accrued compensation and related benefits, a $5.0 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $3.8 million decrease in deferred revenue resulting primarily due to timing of renewals, a $2.0 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and $1.4 million in payments for operating lease liabilities.

These amounts were partially offset by cash inflows from a $15.3 million decrease in accounts receivable due to timing of cash collections.
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
Investing Activities
Cash used in investing activities for the three months ended April 30, 2022 of $70.4 million consisted primarily cash paid for the Catalytic acquisition, net of cash acquired, of $66.3 million, purchases of available-for-sale investments of $41.7 million, purchases of property and equipment of $2.1 million primarily for purchases of computers for new employees and to support office space for our San Francisco office, and capitalization of internal-use software of $0.8 million. This was offset by proceeds from sales and maturities of investments of $40.4 million.
Cash used in investing activities for the three months ended April 30, 2021 of $12.6 million consisted of purchases of available-for-sale investments of $77.5 million, capitalization of internal-use software of $1.0 million, and purchases of property and equipment of $0.9 million primarily to support additional office space for our San Francisco office. This was partially offset by proceeds from maturities and sales of investments of $67.0 million.
Financing Activities
Cash used in financing activities for the three months ended April 30, 2022 of $2.6 million consisted of $6.2 million in employee payroll taxes paid related to vesting of restricted stock units, partially offset by proceeds of $3.6 million from the exercise of stock options.
Cash provided by financing activities for the three months ended April 30, 2021 of $2.1 million consisted $4.9 million in employee payroll taxes paid related to vesting of restricted stock units. These outflows were partially offset by proceeds of $2.8 million from the exercise of stock options.
Contractual Obligations and Commitments
There were no material changes during the three months ended April 30, 2022 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 17, 2022.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of April 30, 2022 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no significant changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 17, 2022, that had a material impact on our condensed consolidated financial statements and related notes.
Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, "Summary of Significant Accounting Policies" in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 17, 2022.

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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors described in “Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022. The risks described in “Risk Factors” and in any subsequent Form 10-Qs could materially and adversely affect our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. These risk factors do not identify all risks that we face— our business, results of operations, financial condition or prospects could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), warfare (such as Russia’s invasion of Ukraine), and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. Recent increased inflation may increase our supply, employees and facilities costs and decrease demand for our products. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2022, 2021, and 2020 customers outside of the United States generated 24%, 24%, and 22%, respectively, of our revenue. We currently have offices in Australia, Canada, Portugal, the United Kingdom (U.K.), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2022, approximately 29% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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

Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to fulfill our contractual obligations and have a material adverse effect on our business. In addition, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business. Further, due to political uncertainty and military actions involving Russia, Ukraine, and surrounding regions, we and the third parties upon which we rely may be vulnerable to a heightened risk of security breaches, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business. These attacks are expected to occur in the future.
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

PAGERDUTY, INC.

Date: June 3, 2022	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2022	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: June 3, 2022	By:	/s/ Mitra Rezvan
Mitra Rezvan
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)