Form 10-Q
period 2022-07-31
PagerDuty, Inc.
filed 2022-09-02
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of August 31, 2022, was 89,157,841.

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
Forward-looking statement contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
•the impact of an economic downturn or recession, rising inflation or significant market volatility in the global economy on our customers, partners, employees and business;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of July 31, 2022	As of January 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$278,331	$349,785
Investments	192,464	193,571
Accounts receivable, net of allowance for credit losses of $1,727 and $1,809 as of July 31, 2022 and January 31, 2022, respectively	59,305	75,279
Deferred contract costs, current	17,397	16,672
Prepaid expenses and other current assets	12,087	9,777
Total current assets	559,584	645,084
Property and equipment, net	18,502	18,229
Deferred contract costs, non-current	26,211	26,159
Lease right-of-use assets	17,925	20,227
Goodwill	118,862	72,126
Intangible assets, net	42,658	23,133
Other assets	1,021	1,490
Total assets	$784,763	$806,448
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,600	$9,505
Accrued expenses and other current liabilities	18,268	13,640
Accrued compensation	28,857	35,327
Deferred revenue, current	166,501	162,881
Lease liabilities, current	5,838	5,637
Total current liabilities	226,064	226,990
Convertible senior notes, net	281,984	281,069
Deferred revenue, non-current	3,033	7,343
Lease liabilities, non-current	17,928	20,912
Other liabilities	3,671	3,159
Total liabilities	532,680	539,473
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	1,811	—
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	672,126	616,467
Accumulated other comprehensive loss	(1,712)	(669)
Accumulated deficit	(420,142)	(348,823)
Total stockholders’ equity	250,272	266,975
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$784,763	$806,448
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$90,253	$67,536	$175,624	$131,127
Cost of revenue	18,367	11,976	34,083	22,394
Gross profit	71,886	55,560	141,541	108,733
Operating expenses:
Research and development	34,014	22,909	65,303	43,508
Sales and marketing	50,331	40,814	95,883	78,048
General and administrative	25,429	20,294	50,700	36,872
Total operating expenses	109,774	84,017	211,886	158,428
Loss from operations	(37,888)	(28,457)	(70,345)	(49,695)
Interest income	830	783	1,378	1,601
Interest expense	(1,387)	(1,378)	(2,712)	(2,695)
Other expense, net	(364)	(586)	(1,154)	(1,202)
Loss before benefit from (provision for) income taxes	(38,809)	(29,638)	(72,833)	(51,991)
Benefit from (provision for) income taxes	210	(23)	1,414	(228)
Net loss	$(38,599)	$(29,661)	$(71,419)	$(52,219)
Net loss attributable to redeemable non-controlling interest	(100)	—	(100)	—
Net loss attributable to PagerDuty, Inc.	$(38,499)	$(29,661)	$(71,319)	$(52,219)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.44)	$(0.35)	$(0.81)	$(0.63)
Weighted average shares used in calculating net loss per share, basic and diluted	88,153	83,895	87,648	83,413
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(38,599)	$(29,661)	$(71,419)	$(52,219)
Unrealized loss on investments	(54)	(108)	(902)	(312)
Foreign currency translation adjustments	(141)	—	(141)	—
Total comprehensive loss	$(38,794)	$(29,769)	$(72,462)	$(52,531)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(100)	—	(100)	—
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	3	—	3	—
Comprehensive loss attributable to redeemable non-controlling interest	(97)	—	(97)	—
Comprehensive loss attributable to PagerDuty, Inc.	$(38,697)	$(29,769)	$(72,365)	$(52,531)

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2022	87,757,527	$—	$639,318	$(1,517)	$(381,643)	$256,158
Issuance of common stock upon exercise of stock options	439,346	—	2,785	—	—	2,785
Vesting of restricted stock units, net of employee payroll taxes	387,519	—	(6,153)	—	—	(6,153)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	280,725	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(195)	—	(195)
Stock-based compensation	—	—	30,440	—	—	30,440
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(38,499)	(38,499)
Balances as of July 31, 2022	88,928,089	$—	$672,126	$(1,712)	$(420,142)	$250,272

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options	1,185,110	—	6,591	—	—	6,591
Vesting of restricted stock units, net of employee payroll taxes	640,902	—	(12,323)	—	—	(12,323)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	280,725	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(1,043)	—	(1,043)
Stock-based compensation	—	—	55,655	—	—	55,655
Net loss attributable to PagerDuty, Inc.	—		—	—	(71,319)	(71,319)
Balances as of July 31, 2022	88,928,089	$—	$672,126	$(1,712)	$(420,142)	$250,272

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2021	83,595,225	$—	$557,843	$139	$(263,926)	$294,056
Issuance of common stock upon exercise of stock options and restricted stock agreements	749,673	—	5,379	—	—	5,379
Vesting of restricted stock units, net of employee payroll taxes	233,752	—	(6,073)	—	—	(6,073)
Issuance of common stock in connection with employee stock purchase plan	222,474	—	4,889			4,889
Other comprehensive loss	—	—	—	(108)	—	(108)
Stock-based compensation	—	—	16,690	—	—	16,690
Net loss	—	—	—	—	(29,661)	(29,661)
Balances as of July 31, 2021	84,801,124	$—	$578,728	$31	$(293,587)	$285,172

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements	1,286,266	—	8,222	—	—	8,222
Vesting of restricted stock units, net of employee payroll taxes	407,887	—	(11,003)	—	—	(11,003)
Shares issued related to a business combination	2,073	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	222,474	—	4,889	—	—	4,889
Other comprehensive loss	—	—	—	(312)	—	(312)
Stock-based compensation	—	—	30,604	—	—	30,604
Net loss	—	—	—	—	(52,219)	(52,219)
Balances as of July 31, 2021	84,801,124	$—	$578,728	$31	$(293,587)	$285,172

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc.	$(71,319)	$(52,219)
Net loss attributable to redeemable non-controlling interest (Note 3)	(100)	—
Net loss	(71,419)	(52,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,280	4,027
Amortization of deferred contract costs	9,256	6,812
Amortization of debt issuance costs	915	898
Stock-based compensation	55,034	30,088
Non-cash lease expense	2,302	2,209
Tax benefit related to release of valuation allowance	(1,330)	—
Other	1,810	1,695
Changes in operating assets and liabilities:
Accounts receivable	16,521	6,473
Deferred contract costs	(10,033)	(9,485)
Prepaid expenses and other assets	(1,510)	(2,762)
Accounts payable	(2,226)	1,179
Accrued expenses and other liabilities	3,243	3,373
Accrued compensation	(6,658)	(3,830)
Deferred revenue	(1,546)	4,030
Lease liabilities	(2,783)	(2,504)
Net cash used in operating activities	(144)	(10,016)
Cash flows from investing activities
Purchases of property and equipment	(2,940)	(1,291)
Capitalization of internal-use software costs	(1,737)	(1,917)
Business acquisition, net of cash acquired	(66,262)	(160)
Asset acquisition	(1,845)	—
Purchases of available-for-sale investments	(95,468)	(116,103)
Proceeds from maturities of available-for-sale investments	95,200	116,150
Proceeds from sales of available-for-sale investments	—	27,380
Net cash (used in) provided by investing activities	(73,052)	24,059
Cash flows from financing activities
Investment from redeemable non-controlling interest holder	1,908	—
Proceeds from employee stock purchase plan	5,736	4,889
Proceeds from issuance of common stock upon exercise of stock options	6,560	7,430
Employee payroll taxes paid related to net share settlement of restricted stock units	(12,323)	(11,003)
Net cash provided by financing activities	1,881	1,316
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(139)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(71,454)	15,359
Cash, cash equivalents, and restricted cash at beginning of period	349,785	339,166
Cash, cash equivalents, and restricted cash at end of period	$278,331	$354,525

Supplemental cash flow data:
Cash paid for income taxes	$25	$72
Cash paid for interests	$1,797	$1,797
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$1,414	$402
Stock-based compensation capitalized in internal use software	$622	$516
Bonuses capitalized in internal use software	$188	$—
Receivables for cash in-transit on stock options	$30	$792

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
The condensed consolidated financial statements include the results of the Company, its wholly owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the full year ending January 31, 2023 or for any other interim period, or for any future year.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
performance obligations in our revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Foreign Currency Translations
The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, although the Company had one subsidiary use the local currency as its functional currency for the three and six months ended July 31, 2022. When a consolidated entity’s functional currency is the local currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity.

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
No single customer accounted for 10% of the total accounts receivable balance as of July 31, 2022 or January 31, 2022. No single customer represented 10% or more of revenue for the three and six months ended July 31, 2022 or 2021.
Segment Information
The Company manages its operations and allocates resources as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 17, “Geographic Information” for information regarding the Company's long-lived assets and revenue by geography.
Related Party Transaction
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized $1.3 million in accounts receivable associated with related parties as of July 31, 2022 and billed $2.5 million to entities associated with related parties during the six months ended July 31, 2022. Other related party transactions were not material for the three and six months ended July 31, 2022 and 2021.
Significant Accounting Policies
There have been no significant changes to our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 other than as set forth below.
Redeemable Non-Controlling Interest
During the quarter ended July 31, 2022, the Company established a joint venture with Japan Cloud Computing II L.P. (the “Investor”) in Japan (“PagerDuty K.K.”), which is a variable interest entity, obtaining a 51% controlling interest. The Company has consolidated the financial results of the joint venture.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either (i) at the option of the non-controlling interest holders or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity. There were no adjustments attributable to redeemable non-controlling interest in the three and six months ended July 31, 2022.
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

3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K, which is a variable interest entity. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

July 31,
2022
(in thousands)
Balance at beginning of period	$—
Investment by redeemable non-controlling interest	1,908
Net loss attributable to redeemable non-controlling interest	(100)
Foreign currency translation adjustments	3
Balance at end of period	$1,811

4. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of July 31, 2022	As of January 31, 2022
	(in thousands)
Cash and cash equivalents
Cash	$142,170	$268,091
Money market funds	132,182	73,194
Commercial paper	—	5,500
U.S. Treasury securities	3,979	3,000
Total cash and cash equivalents	$278,331	$349,785
Available-for-sale investments:
U.S. Treasury securities	$42,727	$41,105
Commercial paper	41,906	39,483
Corporate debt securities	105,824	112,983
U.S. Government agency securities	2,007	—
Total available-for-sale investments	$192,464	$193,571
The following tables summarize the Company’s investments’ adjusted cost, net unrealized losses, and fair value by significant investment category as of July 31, 2022 and January 31, 2022. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and six months ended July 31, 2022.

	As of July 31, 2022
	Cost Basis	Unrealized (Loss) Gain, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$42,868	$(141)	$42,727
Commercial paper	42,134	(228)	41,906
Corporate debt securities	107,035	(1,211)	105,824
U.S. Government agency securities	1,998	9	2,007
Total available-for-sale investments	$194,035	$(1,571)	$192,464

	As of January 31, 2022
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$41,147	$(42)	$41,105
Commercial paper	39,528	(45)	39,483
Corporate debt securities	113,565	(582)	112,983
Total available-for-sale investments	$194,240	$(669)	$193,571
The following tables present the Company’s available-for-sale securities by contractual maturity date as of July 31, 2022 and January 31, 2022:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of July 31, 2022
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$156,367	$155,207
Due between one to five years	37,668	37,257
Total	$194,035	$192,464

	As of January 31, 2022
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$154,692	$154,455
Due between one to five years	39,548	39,116
Total	$194,240	$193,571
As of July 31, 2022, there were 75 available-for-sale securities in an unrealized loss position, twenty-three of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the twenty-three securities was $0.5 million. As of January 31, 2022, there were 69 available-for-sale securities in an unrealized loss position, seven of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the seven securities was $0.7 million.
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

5. Fair Value Measurements
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of July 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$132,182	$—	$—	$132,182
U.S. Treasury securities	3,979	42,727	—	46,706
Commercial paper	—	41,906	—	41,906
Corporate debt securities	—	105,824	—	105,824
U.S. Government agency securities	—	2,007	—	2,007
Total	$136,161	$192,464	$—	$328,625
Included in cash equivalents				$136,161
Included in investments				$192,464

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$73,194	$—	$—	$73,194
U.S. Treasury securities	3,000	41,105	—	44,105
Commercial paper	5,500	39,483	—	44,983
Corporate debt securities	—	112,983	—	112,983
Total	$81,694	$193,571	$—	$275,265
Included in cash equivalents				$81,694
Included in investments				$193,571
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2022 and January 31, 2022, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of July 31, 2022, the estimated fair value of our 1.25% Convertible Senior Notes due 2025 (the “Notes”) was approximately $283.9 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

6. Business Combinations
On March 8, 2022, the Company completed the acquisition of Catalytic, a provider of a no-code/low-code workflow automation application. The Company acquired Catalytic for purchase consideration of $68.8 million in cash. The acquisition was accounted for as a business combination and the acquired assets and liabilities were recorded at their preliminary fair values on the acquisition date and any excess was recorded as goodwill. The values

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of July 31, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary fair values of acquired assets and liabilities recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash and cash equivalents	$2,506
Accounts receivable and other assets	801
Prepaid and other current assets	841
Intangible assets	21,800
Goodwill	46,737
Accounts payable and other liabilities	(409)
Deferred revenue	(856)
Other tax liabilities	(1,322)
Deferred tax liability	(1,330)
Total purchase consideration	$68,768
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings. Goodwill is not deductible for income tax purposes.
In connection with the acquisition, the Company recognized a net deferred tax liability for approximately $1.3 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company has a full valuation allowance as of July 31, 2022, the Company recorded an income tax benefit for this net deferred tax liability in the condensed consolidated statement of operations for the six months ended July 31, 2022. Refer to Note 16, "Income Taxes", for further information.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$19,200	3
Customer relationships	$2,600	10
This business combination resulted in increases of $46.7 million to goodwill, $19.2 million to developed technology and $2.6 million to customer relationships. The Company also entered into holdback agreements with the two founders of Catalytic with $3.4 million held back in cash which are subject to the recipients’ continued service with the Company and thus excluded from the purchase price and will be recognized ratably as research and development expense over the required two-year service period.
From the date of the acquisition, the financial results of Catalytic have been included in and are immaterial to the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the condensed consolidated financial statements in any period presented.
The Company did not complete any other business combinations in the three and six months ended July 31, 2022.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the six months ended July 31, 2022 are as follows:

Goodwill
(in thousands)
Balance as of January 31, 2022	$72,126
Goodwill resulting from business combination	46,736
Balance as of July 31, 2022	$118,862
Acquired intangible assets subject to amortization consist of the following:

	As of July 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$24,400	$(4,099)	$20,301	8.4
Developed technology	24,800	(4,582)	20,218	3.3
Trademarks	400	(367)	33	0.2
Assembled workforce	2,527	(421)	2,106	0.8
Total acquired intangibles, net	$52,127	$(9,469)	$42,658

	As of January 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(2,907)	$18,893	8.7
Developed technology	5,600	(1,493)	4,107	3.7
Trademarks	400	(267)	133	0.7
Total acquired intangibles, net	$27,800	$(4,667)	$23,133
For the three months ended July 31, 2022 and 2021, amortization expense related to intangible assets was $3.0 million and $0.9 million, respectively. For the six months ended July 31, 2022 and 2021, amortization expense related to acquired intangible assets was $4.8 million and $1.8 million, respectively.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of July 31, 2022	As of January 31, 2022
	(in thousands)
Leasehold improvements	$15,591	$15,392
Computers and equipment	9,018	7,483
Furniture and fixtures	4,708	4,686
Capitalized internal-use software	8,000	6,136
Gross property and equipment (1)	37,317	33,697
Accumulated depreciation and amortization	(18,815)	(15,468)
Property and equipment, net	$18,502	$18,229
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $3.2 million and $6.9 million that had not yet been placed in service as of July 31, 2022 and January 31, 2022, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $1.6 million and $1.1 million for the three months ended July 31, 2022 and 2021, respectively. Depreciation and amortization expense was $3.3 million and $2.1 million for the six months ended July 31, 2022 and 2021, respectively.
In the six months ended July 31, 2022, the Company recorded an impairment charge of $0.7 million on its capitalized internal-use software included in construction-in-progress. It was determined that the developed technology would not be placed in service as the technology was replaced with the acquired technology of Catalytic.

9. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $43.6 million and $42.8 million as of July 31, 2022 and January 31, 2022, respectively. Amortization expense for deferred contract costs was $4.8 million and $3.6 million for the three months ended July 31, 2022 and 2021, respectively. Amortization expense for deferred contract costs was $9.3 million and $6.8 million for the six months ended July 31, 2022 and 2021, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

10. Leases
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
The following table presents information about leases on the condensed consolidated balance sheet.

	As of July 31, 2022	As of January 31, 2021
	(in thousands)
Assets
Lease right-of-use assets	$17,925	$20,227
Liabilities
Lease liabilities	5,838	5,637
Lease liabilities, non-current	17,928	20,912
As of July 31, 2022, the weighted average remaining lease term was 4.4 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$1,399	$1,403	$2,922	$2,772
Short-term lease expense	498	79	858	169
Variable lease expense	358	202	672	315

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,621	$1,571	$3,239	$3,143

11. Debt and Financing Arrangements
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In accounting for the Notes after adoption of ASU 2020-06, the Notes are accounted for as a single liability, and the carrying amount of the Notes is $282.0 million as of July 31, 2022, with principal of $287.5 million, net of unamortized issuance costs of $5.5 million. The Notes were classified as long-term liabilities as of July 31, 2022. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the Notes as of July 31, 2022 and as of January 31, 2022 was as follows:

	As of July 31, 2022	As of January 31, 2022
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized issuance costs	(5,516)	(6,431)
Net carrying amount	$281,984	$281,069
Interest expense recognized related to the Notes is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Contractual interest expense	$919	$918	$1,797	$1,797
Amortization of debt issuance costs	468	460	915	898
Total interest expense related to the Notes	$1,387	$1,378	$2,712	$2,695
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

12. Commitments and Contingencies
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
In the ordinary course of business, the Company may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

13. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Deferred revenue, beginning of period	$167,309	$126,056	$170,224	$129,972
Billings	92,478	75,482	174,078	135,157
Deferred revenue assumed in the Catalytic acquisition	—	—	856	—
Revenue recognized	(90,253)	(67,536)	(175,624)	(131,127)
Deferred revenue, end of period	$169,534	$134,002	$169,534	$134,002
For the three and six months ended July 31, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of July 31, 2022, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $166.2 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.

14. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of July 31, 2022 and January 31, 2022, the Company was authorized to grant up to 28,197,243 shares and 23,343,378 shares of common stock, respectively, under the Stock Plans.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of July 31, 2022 and January 31, 2022, there were 13,169,290 shares and 14,185,048 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

July 31, 2022
Outstanding stock options and unvested RSUs and PSUs	18,175,806
Available for future stock option, RSU, and PSU grants	13,169,290
Available for ESPP	3,185,930
Total common stock reserved at July 31, 2022	34,531,026
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2022	8,375,866	$9.28	6.1 years	$198,828
Granted	24,882	$34.22
Exercised	(1,185,090)	$5.56
Canceled	(100,688)	$13.61
Outstanding at July 31, 2022	7,114,970	$9.93	5.7 years	$113,855
Vested as of July 31, 2022	10,296,537	$8.00	5.4 years	$108,894
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Expected dividend yield	N/A	—%	—%	—%
Expected volatility	N/A	46.5%	47.1%	43.8% - 46.5%
Expected term (years)	N/A	6.1	6.1	6.1
Risk-free interest rate	N/A	1.04%	2.50%	1.04% - 1.16%
No stock options were granted during the three months ended July 31, 2022. Stock options granted during the three months ended July 31, 2021 had a weighted average grant date fair value of $19.08 per share. The aggregate intrinsic value of stock options exercised during the three months ended July 31, 2022 and 2021 was $9.3 million and $25.6 million, respectively.
Stock options granted during the six months ended July 31, 2022 and 2021 had a weighted average grant date fair value of $16.46 and $18.23 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 31, 2022 and 2021 was $30.6 million and $46.1 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.

As of July 31, 2022, there was approximately $12.4 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	6,028,201	$34.77
Granted	5,120,478	$31.95
Vested	(608,100)	$31.88
Forfeited or canceled	(1,093,403)	$32.91
Outstanding at July 31, 2022	9,447,176	$33.64
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of July 31, 2022, there was $291.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.1 years based on vesting under the award service conditions.
Performance Stock Units
On March 8, 2022, the Compensation Committee of the Board certified the results of PagerDuty’s operating plan for the fiscal year ended January 31, 2022. Based on the results, the PSUs granted in April 2021 (“2021 PSU Awards”) were earned at an attainment of 129%.
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	117,701	$41.17
Granted	767,409	$32.64
Vested	(62,837)	$41.17
Forfeited or canceled	(7,244)	$40.58
Performance adjustment for 2021 PSU Awards	34,332	$41.17
Outstanding at July 31, 2022	849,361	$33.49
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

During the three and six months ended July 31, 2022 and 2021, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the expected attainment of the performance targets.
As of July 31, 2022, total unrecognized stock-based compensation cost related to PSUs was $14.9 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.5 years.
Employee Stock Purchase Plan
In April 2019, the Board of Directors adopted and approved the 2019 ESPP, which became effective on April 11, 2019. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.
During the three months ended July 31, 2022 and 2021, the Company recognized $1.1 million and $1.3 million, respectively, of stock-based compensation expense related to the ESPP. During the six months ended July 31, 2022 and 2021, the Company recognized $2.2 million and $3.1 million, respectively, of stock-based compensation expense related to the ESPP.
During the three months ended July 31, 2022 and 2021, the Company withheld $3.8 million and $2.0 million, respectively, in contributions from employees. During the six months ended July 31, 2022 and 2021, the Company withheld $5.6 million and $5.0 million, respectively, in contributions from employees.
During the three and six months ended July 31, 2022, 280,725 shares of common stock were issued under the ESPP at a purchase price of $20.43 per share. During the three and six months ended July 31, 2021, 222,474 shares of common stock were issued under the ESPP at a weighted average purchase price of $21.98 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,787	$1,023	$3,011	$1,699
Research and development	10,567	5,607	19,242	$10,047
Sales and marketing	8,148	4,401	14,529	$8,355
General and administrative	9,623	5,445	18,252	$9,987
Total	$30,125	$16,476	$55,034	$30,088

15. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc.:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc.	$(38,499)	$(29,661)	$(71,319)	$(52,219)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	88,153	83,895	87,648	83,413
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.44)	$(0.35)	$(0.81)	$(0.63)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2022	2021
	(in thousands)
Shares subject to outstanding common stock awards	17,412	14,838
Convertible senior notes	7,173	7,173
Restricted stock issued to acquire key personnel	115	191
Shares issuable pursuant to the 2019 employee stock purchase plan	94	72
Total	24,794	22,274

16. Income Taxes
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
The Company recorded an income tax benefit of $0.2 million for the three months ended July 31, 2022. The Company recorded an income tax benefit of $1.4 million for the six months ended July 31, 2022, and income tax expense of $0.2 million for the six months ended July 31, 2021. The income tax benefit recorded in the six months ended July 31, 2022, was primarily due to a reduction in the Company’s valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Catalytic, resulting in a $1.3 million deferred tax benefit. Income tax expense for the three months ended July 31, 2021 was not material.

17. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
United States	$69,096	$51,019	$133,860	$98,761
International	21,157	16,517	41,764	32,366
Total	$90,253	$67,536	$175,624	$131,127
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2022 or 2021. As of July 31, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 14% were located in Canada. As of January 31, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States and 14% were located in Canada.

18. Subsequent Events
The Company has evaluated subsequent events through September 2, 2022.

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
Today, nearly every business is a digital business. As such, organizations are under pressure to enhance their digital operations in order to meet escalating customer expectations, resolve incidents proactively and free up time for innovation projects. This means critical, time sensitive, and unpredictable work needs to be detected and orchestrated.
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
We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 700 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. This allows technical teams to collect digital signals from any system or platform in their environment, and without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.
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
Recent Events
We are closely monitoring the invasion of Ukraine by Russia in February 2022 and its global impacts. While the conflict is still unfolding and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three and six months ended July 31, 2022 and January 31, 2022.

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

	As of July 31,
	2022	2021
Customers	15,174	14,169
Customers greater than $100,000 in ARR	689	501
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

	Last 12 Months Ended July 31,
	2022	2021
Dollar-based net retention rate for all customers	124%	126%

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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible Senior Notes due 2025 (the “Notes”). Refer to Note 11, “Debt and Financing Arrangements” for additional details.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Revenue	$90,253	$67,536	$175,624	$131,127
Cost of revenue(1)	18,367	11,976	34,083	22,394
Gross profit	71,886	55,560	141,541	108,733
Operating expenses:
Research and development(1)	34,014	22,909	65,303	43,508
Sales and marketing(1)	50,331	40,814	95,883	78,048
General and administrative(1)	25,429	20,294	50,700	36,872
Total operating expenses	109,774	84,017	211,886	158,428
Loss from operations	(37,888)	(28,457)	(70,345)	(49,695)
Interest income	830	783	1,378	1,601
Interest expense	(1,387)	(1,378)	(2,712)	(2,695)
Other expense, net	(364)	(586)	(1,154)	(1,202)
Loss before benefit from (provision for) income taxes	(38,809)	(29,638)	(72,833)	(51,991)
Benefit from (provision for) income taxes	210	(23)	1,414	(228)
Net loss	$(38,599)	$(29,661)	$(71,419)	$(52,219)
Net loss attributable to redeemable non-controlling interest	$(100)	$—	$(100)	$—
Net loss attributable to PagerDuty, Inc.	$(38,499)	$(29,661)	$(71,319)	$(52,219)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,787	$1,023	$3,011	$1,699
Research and development	10,567	5,607	19,242	10,047
Sales and marketing	8,148	4,401	14,529	8,355
General and administrative	9,623	5,445	18,252	9,987
Total	$30,125	$16,476	$55,034	$30,088

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	20	18	19	17
Gross profit	80%	82%	81%	83%
Operating expenses:
Research and development	38	34	37	33
Sales and marketing	56	60	55	60
General and administrative	28	30	29	28
Total operating expenses	122	124	121	121
Loss from operations	(42)	(42)	(40)	(38)
Interest income	1	1	1	1
Interest expense	(2)	(2)	(2)	(2)
Other expense, net	—	(1)	(1)	(1)
Loss before (provision for) benefit from income taxes	(43)	(44)	(41)	(40)
(Provision for) benefit from income taxes	—	—	1	—
Net loss	(43)	(44)	(41)	(40)
Net loss attributable to redeemable non-controlling interest	—%	—	—%	—
Net loss attributable to PagerDuty, Inc.	(43)%	(44)%	(41)%	(40)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$90,253	$67,536	$22,717	34%
Revenue increased by $22.7 million, or 34%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$18,367	$11,976	$6,391	53%
Gross margin	80%	82%

Cost of revenue increased by $6.4 million, or 53%, primarily due to an increase of $1.9 million in amortization of acquired intangible assets, primarily related to the acquisition of Catalytic, an increase of $1.7 million in hosting, software, and telecom costs related to the support of the continued growth of the business and related infrastructure, and an increase of $1.6 million in personnel expenses as a result of increased headcount and salaries.
Research and Development

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$34,014	$22,909	$11,105	48%
Percentage of revenue	38%	34%
Research and development expenses increased by $11.1 million, or 48%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily driven by an increase in personnel expenses of $9.5 million as a result of increased headcount and salaries to support our continued investment in our platform and a $1.3 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$50,331	$40,814	$9,517	23%
Percentage of revenue	56%	60%
Sales and marketing expenses increased by $9.5 million, or 23%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. This increase was primarily due to an increase of $9.0 million in personnel expenses driven by headcount growth, increased salaries, and amortization of deferred contract costs, an increase of $2.0 million in costs related to Summit, our 2022 global customer conference series, an increase of $1.7 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, and an increase of $1.0 million in costs to support the business and related infrastructure which includes allocated overhead costs. This was partially offset by a decrease in marketing expenses of $3.8 million primarily due to decreases in brand campaigns and digital marketing.
General and Administrative

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$25,429	$20,294	$5,135	25%
Percentage of revenue	28%	30%
General and administrative expenses increased by $5.1 million, or 25%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was driven by an increase of $6.9 million in personnel expenses as a result of increased headcount and salaries and an increase of $0.6 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease of $2.1 million in outside services, the majority of which was due to non-recurring strategic consulting fees in the three months ended July 31, 2021.
Interest Expense

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest expense	$1,387	$1,378	$9	1%
Interest expense was consistent for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Expense, Net

	Three Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$830	$783	$47	6%
Other expense, net	$(364)	$(586)	$222	(38)%
Interest income remained consistent and other expense, net decreased by $0.2 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, primarily due to higher accretion on our cash, cash equivalent and investment balances in the current year and changes in foreign currency rates.
Comparison of the six months ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$175,624	$131,127	$44,497	34%
Revenue increased by $44.5 million, or 34%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers is attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$34,083	$22,394	$11,689	52%
Gross margin	81%	83%
Cost of revenue increased by $11.7 million, or 52% for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase is primarily due to increases of $3.3 million in hosting, software, and telecom costs and $0.6 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure, an increase of $2.9 million in personnel expenses as a result of increased headcount and salaries, and an increase of $2.8 million in amortization of intangibles related to acquisitions.

Research and Development

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$65,303	$43,508	$21,795	50%
Percentage of revenue	37%	33%
Research and development expenses increased by $21.8 million, or 50%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily driven by an increase in personnel expenses of $17.9 million as a result of increased headcount and salaries to support our continued investment in our platform, a $2.4 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs, an increase of $0.7 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, and a $0.7 million acquisition-related impairment charge related to software development not placed in service.
Sales and Marketing

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$95,883	$78,048	$17,835	23%
Percentage of revenue	55%	60%
Sales and marketing expenses increased by $17.8 million, or 23%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021.This increase was primarily due to an increase of $14.9 million in personnel expenses driven by headcount growth, increased salaries, and amortization of deferred contract costs, an increase of $3.4 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, an increase of $2.9 million in costs to support the business and related infrastructure which includes allocated overhead costs, and an increase of $2.0 million in costs related to Summit, our 2022 global customer conference series. This was partially offset by a decrease in marketing expenses of $5.2 million primarily due to decreases in brand campaigns and digital marketing.
General and Administrative

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$50,700	$36,872	$13,828	38%
Percentage of revenue	29%	28%
General and administrative expenses increased by $13.8 million, or 38%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was driven by an increase of $13.7 million in personnel expenses as a result of increased headcount and salaries and an increase of $1.3 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease of $1.1 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest expense	$(2,712)	$(2,695)	$(17)	1%
Interest expense was consistent for the six months ended July 31, 2022 compared to the six months ended July 31, 2021 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Expense, Net

	Six Months Ended July 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$1,378	$1,601	$(223)	(14)%
Other expense, net	$(1,154)	$(1,202)	$48	(4)%
Interest income decreased by $0.2 million and other expense remained consistent for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The decrease in interest income is primarily due to lower interest rates on our cash, cash equivalent and investment balances in the current year.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$71,886	$55,560	$141,541	$108,733
Add:
Stock-based compensation	1,787	1,023	3,011	1,699
Employer taxes related to employee stock transactions	34	30	41	56
Amortization of acquired intangible assets	2,156	280	3,365	560
Non-GAAP gross profit	$75,863	$56,893	$147,958	$111,048

Gross margin	80%	82%	81%	83%
Non-GAAP gross margin	84%	84%	84%	85%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Loss from operations	$(37,888)	$(28,457)	$(70,345)	$(49,695)
Add:
Stock-based compensation	30,125	16,476	55,034	30,088
Employer taxes related to employee stock transactions	521	710	1,173	1,391
Amortization of acquired intangible assets	2,961	875	4,803	1,750
Acquisition-related expenses	899	455	3,652	914
Non-GAAP operating loss	$(3,382)	$(9,941)	$(5,683)	$(15,552)

Operating margin	(42)%	(42)%	(40)%	(38)%
Non-GAAP operating margin	(4)%	(15)%	(3)%	(12)%
Non-GAAP Net Loss Attributable to PagerDuty, Inc.
We define non-GAAP net loss attributable to PagerDuty, Inc. as net loss attributable to PagerDuty, Inc. plus our stock-based compensation expense and related employer taxes, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and an acquisition-related asset impairment, which are not necessarily reflective of operational performance during a given period, and acquisition-related tax benefit.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to PagerDuty, Inc.	$(38,499)	$(29,661)	$(71,319)	$(52,219)
Add (Less):
Stock-based compensation	30,125	16,476	55,034	30,088
Amortization of debt issuance costs	468	460	915	898
Employer taxes related to employee stock transactions	521	710	1,173	1,391
Amortization of acquired intangible assets	2,961	875	4,803	1,750
Acquisition-related expenses	899	455	3,652	914
Acquisition-related tax benefit	—	—	(1,330)	—
Non-GAAP net loss attributable to PagerDuty, Inc.	$(3,525)	$(10,685)	$(7,072)	$(17,178)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$2,841	$(11,595)	$(144)	$(10,016)
Less:
Purchases of property and equipment	(862)	(364)	(2,940)	(1,291)
Capitalization of internal-use software costs	(965)	(915)	(1,737)	(1,917)
Free cash flow	$1,014	$(12,874)	$(4,821)	$(13,224)
Net cash (used in) provided by investing activities	$(2,695)	$36,675	$(73,052)	$24,059
Net cash provided by financing activities	$4,465	$3,412	$1,881	$1,316
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds we have received from sales of equity securities, and the issuance of the Notes.
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

As of July 31, 2022, our principal sources of liquidity were cash and cash equivalents and investments totaling $470.8 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2022, we had deferred revenue of $169.5 million, of which $166.5 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(144)	$(10,016)
Net cash (used in) provided by investing activities	$(73,052)	$24,059
Net cash provided by financing activities	$1,881	$1,316
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
Cash used in operating activities for the six months ended July 31, 2022 of $0.1 million primarily related to our net loss of $71.4 million, adjusted for non-cash charges of $76.3 million and net cash outflows of $5.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $55.0 million, amortization of our deferred contract costs of $9.3 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $8.3 million, non-cash lease expense of $2.3 million, other charges of $1.8 million, which consist primarily of the acquisition-related asset impairment and bad debt expense, and a tax benefit related to the release of our valuation allowance of $1.3 million. Changes in operating assets and liabilities reflected cash outflows from a $10.0 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $6.7 million decrease in accrued compensation and related benefits, $2.8 million in payments for operating lease liabilities, a $1.5 million decrease in deferred revenue resulting primarily due to timing of renewals, and a $1.5 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services. These amounts were partially offset by cash inflows from a $16.5 million decrease in accounts receivable due to timing of cash collections.
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
Investing Activities
Cash used in investing activities for the six months ended July 31, 2022 of $73.1 million consisted primarily of purchases of available-for-sale investments of $95.5 million, cash paid for the Catalytic acquisition, net of cash acquired, of $66.3 million, purchases of property and equipment of $2.9 million primarily for purchases of computers for new employees and to support office space for our San Francisco office, cash paid for an asset acquisition of $1.8 million, and capitalization of internal-use software of $1.7 million. This was offset by proceeds from sales and maturities of investments of $95.2 million.
Cash provided by investing activities for the six months ended July 31, 2021 of $24.1 million consisted of proceeds from maturities and sales of investments of $143.5 million. This was partially offset by purchases of available-for-sale investments of $116.1 million, capitalization of internal-use software of $1.9 million, and purchases of property and equipment of $1.3 million primarily to support additional office space for our San Francisco office.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2022 of $1.9 million consisted of proceeds of $6.6 million from the exercise of stock options, proceeds from the ESPP of $5.7 million, and $1.9 million of cash received from the non-controlling shareholder of PagerDuty K.K. This was partially offset by $12.3 million in employee payroll taxes paid related to vesting of restricted stock units,
Cash provided by financing activities for the six months ended July 31, 2021 of $1.3 million consisted of proceeds of $7.4 million from the exercise of stock options and proceeds from the ESPP of $4.9 million. This was partially offset by $11.0 million in employee payroll taxes paid related to vesting of restricted stock units.
Contractual Obligations and Commitments
There were no material changes during the six months ended July 31, 2022 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 17, 2022.
For further information on our commitments and contingencies, refer to Note 12, “Commitments and Contingencies” in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

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
Off-Balance Sheet Arrangements
We do not currently have and, as of July 31, 2022 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, supply chain disruptions, labor shortages, weakening exchange rates, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), warfare (such as Russia’s invasion of Ukraine), and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 9.1% for June 2022. The rising inflation may increase our supply, employees and facilities costs and decrease demand for our products. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.
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

PAGERDUTY, INC.

Date: September 2, 2022	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2022	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: September 2, 2022	By:	/s/ Mitra Rezvan
Mitra Rezvan
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)