Form 10-Q
period 2022-10-31
PagerDuty, Inc.
filed 2022-12-02
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of November 30, 2022, was 89,975,860.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	As of October 31, 2022	As of January 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$262,333	$349,785
Investments	197,104	193,571
Accounts receivable, net of allowance for credit losses of $1,515 and $1,809 as of October 31, 2022 and January 31, 2022, respectively	72,628	75,279
Deferred contract costs, current	18,007	16,672
Prepaid expenses and other current assets	13,545	9,777
Total current assets	563,617	645,084
Property and equipment, net	18,339	18,229
Deferred contract costs, non-current	26,968	26,159
Lease right-of-use assets	15,141	20,227
Goodwill	118,862	72,126
Intangible assets, net	40,029	23,133
Other assets	1,054	1,490
Total assets	$784,010	$806,448
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,692	$9,505
Accrued expenses and other current liabilities	12,884	13,640
Accrued compensation	34,955	35,327
Deferred revenue, current	175,380	162,881
Lease liabilities, current	6,438	5,637
Total current liabilities	237,349	226,990
Convertible senior notes, net	282,445	281,069
Deferred revenue, non-current	4,335	7,343
Lease liabilities, non-current	14,155	20,912
Other liabilities	3,826	3,159
Total liabilities	542,110	539,473
Commitments and contingencies (Note 12)
Redeemable non-controlling interest (Note 3)	1,551	—
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	696,169	616,467
Accumulated other comprehensive loss	(3,136)	(669)
Accumulated deficit	(452,684)	(348,823)
Total stockholders’ equity	240,349	266,975
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$784,010	$806,448
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$94,203	$71,760	$269,827	$202,887
Cost of revenue	18,007	12,039	52,090	34,433
Gross profit	76,196	59,721	217,737	168,454
Operating expenses:
Research and development	35,004	24,554	100,307	68,062
Sales and marketing	47,118	40,176	143,001	118,224
General and administrative	26,616	19,808	77,316	56,680
Total operating expenses	108,738	84,538	320,624	242,966
Loss from operations	(32,542)	(24,817)	(102,887)	(74,512)
Interest income	1,382	705	2,760	2,306
Interest expense	(1,360)	(1,350)	(4,072)	(4,045)
Other expense, net	(172)	(729)	(1,326)	(1,931)
Loss before (provision for) benefit from income taxes	(32,692)	(26,191)	(105,525)	(78,182)
(Provision for) benefit from income taxes	(112)	(150)	1,302	(378)
Net loss	$(32,804)	$(26,341)	$(104,223)	$(78,560)
Net loss attributable to redeemable non-controlling interest	(262)	—	(362)	—
Net loss attributable to PagerDuty, Inc.	$(32,542)	$(26,341)	$(103,861)	$(78,560)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.36)	$(0.31)	$(1.18)	$(0.94)
Weighted average shares used in calculating net loss per share, basic and diluted	89,285	85,092	88,200	83,979
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(32,804)	$(26,341)	$(104,223)	$(78,560)
Unrealized loss on investments	(1,050)	(222)	(1,952)	(534)
Foreign currency translation adjustments	(374)	—	(515)	—
Total comprehensive loss	$(34,228)	$(26,563)	$(106,690)	$(79,094)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(262)	—	(362)	—
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	2	—	5	—
Comprehensive loss attributable to redeemable non-controlling interest	(260)	—	(357)	—
Comprehensive loss attributable to PagerDuty, Inc.	$(33,968)	$(26,563)	$(106,333)	$(79,094)

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2022	88,928,089	$—	$672,126	$(1,712)	$(420,142)	$250,272
Issuance of common stock upon exercise of stock options	328,471	—	2,137	—	—	2,137
Vesting of restricted stock units, net of employee payroll taxes	709,089	—	(9,864)	—	—	(9,864)
Other comprehensive loss	—	—	—	(1,424)	—	(1,424)
Stock-based compensation	—	—	31,770	—	—	31,770
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(32,542)	(32,542)
Balances as of October 31, 2022	89,965,649	$—	$696,169	$(3,136)	$(452,684)	$240,349

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options	1,513,581	—	8,728	—	—	8,728
Vesting of restricted stock units, net of employee payroll taxes	1,349,991	—	(22,187)	—	—	(22,187)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	280,725	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(2,467)	—	(2,467)
Stock-based compensation	—	—	87,425	—	—	87,425
Net loss attributable to PagerDuty, Inc.	—		—	—	(103,861)	(103,861)
Balances as of October 31, 2022	89,965,649	$—	$696,169	$(3,136)	$(452,684)	$240,349

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2021	84,801,124	$—	$578,728	$31	$(293,587)	$285,172
Issuance of common stock upon exercise of stock options and restricted stock agreements	724,725	—	4,286	—	—	4,286
Vesting of restricted stock units, net of employee payroll taxes	269,436	—	(7,616)	—	—	(7,616)
Other comprehensive loss	—	—	—	(222)	—	(222)
Stock-based compensation	—	—	18,110	—	—	18,110
Net loss	—	—	—	—	(26,341)	(26,341)
Balances as of October 31, 2021	85,795,285	$—	$593,508	$(191)	$(319,928)	$273,389

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements	2,010,991	—	12,508	—	—	12,508
Vesting of restricted stock units, net of employee payroll taxes	677,323	—	(18,619)	—	—	(18,619)
Shares issued related to a business combination	2,073	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	222,474	—	4,889	—	—	4,889
Other comprehensive loss	—	—	—	(534)	—	(534)
Stock-based compensation	—	—	48,714	—	—	48,714
Net loss	—	—	—	—	(78,560)	(78,560)
Balances as of October 31, 2021	85,795,285	$—	$593,508	$(191)	$(319,928)	$273,389

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc.	$(103,861)	$(78,560)
Net loss attributable to redeemable non-controlling interest (Note 3)	(362)	—
Net loss	(104,223)	(78,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,778	6,160
Amortization of deferred contract costs	14,178	10,651
Amortization of debt issuance costs	1,376	1,350
Stock-based compensation	86,478	47,866
Non-cash lease expense	2,913	3,331
Tax benefit related to release of valuation allowance	(1,330)	—
Other	1,686	2,592
Changes in operating assets and liabilities:
Accounts receivable	3,048	360
Deferred contract costs	(16,323)	(16,842)
Prepaid expenses and other assets	(2,934)	(857)
Accounts payable	(1,117)	3,836
Accrued expenses and other liabilities	(1,350)	(79)
Accrued compensation	(624)	3,760
Deferred revenue	8,635	12,878
Lease liabilities	(3,783)	(3,812)
Net cash used in operating activities	(592)	(7,366)
Cash flows from investing activities
Purchases of property and equipment	(3,755)	(1,376)
Capitalization of internal-use software costs	(2,725)	(2,701)
Business acquisition, net of cash acquired	(66,262)	(160)
Asset acquisition	(1,845)	—
Purchases of available-for-sale investments	(155,310)	(150,608)
Proceeds from maturities of available-for-sale investments	149,625	156,616
Proceeds from sales of available-for-sale investments	—	27,380
Net cash (used in) provided by investing activities	(80,272)	29,151
Cash flows from financing activities
Investment from redeemable non-controlling interest holder	1,908	—
Proceeds from employee stock purchase plan	5,736	4,889
Proceeds from issuance of common stock upon exercise of stock options	8,459	12,517
Employee payroll taxes paid related to net share settlement of restricted stock units	(22,187)	(18,619)
Net cash used in financing activities	(6,084)	(1,213)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(504)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(87,452)	20,572
Cash, cash equivalents, and restricted cash at beginning of period	349,785	339,166
Cash, cash equivalents, and restricted cash at end of period	$262,333	$359,738

Supplemental cash flow data:
Cash paid for income taxes	$130	$126
Cash paid for interests	$1,797	$1,797
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$828	$823
Stock-based compensation capitalized in internal use software	$947	$848
Bonuses capitalized in internal use software	$263	$121
Receivables for cash in-transit on stock options	$269	$9

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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full year ending January 31, 2023 or for any other interim period, or for any future year.
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
Foreign Currency Translations
The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, although the Company has one subsidiary use the local currency as its functional currency for the three and nine months ended October 31, 2022. When a consolidated entity’s functional currency is the local currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity.

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
No single customer accounted for 10% of the total accounts receivable balance as of October 31, 2022 or January 31, 2022. No single customer represented 10% or more of revenue for the three and nine months ended October 31, 2022 or 2021.
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
Related Party Transaction
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $1.6 million and $2.2 million to entities associated with related parties during the nine months ended October 31, 2022 and 2021, respectively. The Company recognized $1.1 million of revenue associated with related parties during the nine months ended October 31, 2021. Other related party transactions were not material for the three and nine months ended October 31, 2022 and 2021.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either (i) at the option of the non-controlling interest holders or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity. There were no adjustments attributable to redeemable non-controlling interest in the three and nine months ended October 31, 2022.
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
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2022
	(in thousands)
Balance at beginning of period	$1,811	$—
Investment by redeemable non-controlling interest	—	1,908
Net loss attributable to redeemable non-controlling interest	(262)	(362)
Foreign currency translation adjustments	2	5
Balance at end of period	$1,551	$1,551

4. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of October 31, 2022	As of January 31, 2022
	(in thousands)
Cash and cash equivalents
Cash	$118,604	$268,091
Money market funds	141,730	73,194
Commercial paper	1,999	5,500
U.S. Treasury securities	—	3,000
Total cash and cash equivalents	$262,333	$349,785
Available-for-sale investments:
U.S. Treasury securities	$50,569	$41,105
Commercial paper	31,638	39,483
Corporate debt securities	108,964	112,983
U.S. Government agency securities	5,933	—
Total available-for-sale investments	$197,104	$193,571
The following tables summarize the Company’s investments’ adjusted cost, net unrealized losses, and fair value by significant investment category as of October 31, 2022 and January 31, 2022. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine months ended October 31, 2022.

	As of October 31, 2022
	Cost Basis	Unrealized Loss	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$50,685	$(116)	$50,569
Commercial paper	31,918	(280)	31,638
Corporate debt securities	111,124	(2,160)	108,964
U.S. Government agency securities	5,998	(65)	5,933
Total available-for-sale investments	$199,725	$(2,621)	$197,104

	As of January 31, 2022
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$41,147	$(42)	$41,105
Commercial paper	39,528	(45)	39,483
Corporate debt securities	113,565	(582)	112,983
Total available-for-sale investments	$194,240	$(669)	$193,571
The following tables present the Company’s available-for-sale securities by contractual maturity date as of October 31, 2022 and January 31, 2022:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of October 31, 2022
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$150,320	$148,732
Due between one to five years	49,405	48,372
Total	$199,725	$197,104

	As of January 31, 2022
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$154,692	$154,455
Due between one to five years	39,548	39,116
Total	$194,240	$193,571
As of October 31, 2022, there were 92 available-for-sale securities in an unrealized loss position, 27 of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the 27 securities was $1.0 million. As of January 31, 2022, there were 69 available-for-sale securities in an unrealized loss position, seven of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the seven securities was $0.7 million.
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of October 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$141,730	$—	$—	$141,730
U.S. Treasury securities	—	50,569	—	50,569
Commercial paper	1,999	31,638	—	33,637
Corporate debt securities	—	108,964	—	108,964
U.S. Government agency securities	—	5,933	—	5,933
Total	$143,729	$197,104	$—	$340,833
Included in cash equivalents				$143,729
Included in investments				$197,104

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$73,194	$—	$—	$73,194
U.S. Treasury securities	3,000	41,105	—	44,105
Commercial paper	5,500	39,483	—	44,983
Corporate debt securities	—	112,983	—	112,983
Total	$81,694	$193,571	$—	$275,265
Included in cash equivalents				$81,694
Included in investments				$193,571
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2022 and January 31, 2022, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of October 31, 2022, the estimated fair value of our 1.25% Convertible Senior Notes due 2025 (the “Notes”) was approximately $282.6 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

6. Business Combinations
On March 8, 2022, the Company completed the acquisition of Catalytic, a provider of a no-code/low-code workflow automation application. The Company acquired Catalytic for purchase consideration of $68.8 million in cash. The acquisition was accounted for as a business combination and the acquired assets and liabilities were recorded at their preliminary fair values on the acquisition date and any excess was recorded as goodwill. The values

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of October 31, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary fair values of acquired assets and liabilities recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

(in thousands)
Cash and cash equivalents	$2,506
Accounts receivable and other assets	801
Prepaid and other current assets	841
Intangible assets	21,800
Goodwill	46,736
Accounts payable and other liabilities	(408)
Deferred revenue	(856)
Other tax liabilities	(1,322)
Deferred tax liability	(1,330)
Total purchase consideration	$68,768
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings. Goodwill is not deductible for income tax purposes.
In connection with the acquisition, the Company recognized a net deferred tax liability for approximately $1.3 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company has a full valuation allowance as of October 31, 2022, the Company recorded an income tax benefit for this net deferred tax liability in the condensed consolidated statement of operations for the nine months ended October 31, 2022. Refer to Note 16, "Income Taxes", for further information.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company did not complete any other business combinations in the three and nine months ended October 31, 2022.
7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended October 31, 2022 are as follows:

Goodwill
(in thousands)
Balance as of January 31, 2022	$72,126
Goodwill resulting from business combination	46,736
Balance as of October 31, 2022	$118,862
Acquired intangible assets subject to amortization consist of the following:

	As of October 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$24,400	$(4,709)	$19,691	8.1
Developed technology	24,800	(6,462)	18,338	2.5
Trademarks	400	(400)	—	0.0
Assembled workforce	2,527	(527)	2,000	1.6
Total acquired intangibles, net	$52,127	$(12,098)	$40,029

	As of January 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(2,907)	$18,893	8.7
Developed technology	5,600	(1,493)	4,107	3.7
Trademarks	400	(267)	133	0.7
Total acquired intangibles, net	$27,800	$(4,667)	$23,133
For the three months ended October 31, 2022 and 2021, amortization expense related to intangible assets was $2.6 million and $0.9 million, respectively. For the nine months ended October 31, 2022 and 2021, amortization expense related to acquired intangible assets was $7.4 million and $2.6 million, respectively.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of October 31, 2022	As of January 31, 2022
	(in thousands)
Leasehold improvements	$15,599	$15,392
Computers and equipment	9,168	7,483
Furniture and fixtures	4,774	4,686
Capitalized internal-use software	9,389	6,136
Gross property and equipment (1)	38,930	33,697
Accumulated depreciation and amortization	(20,591)	(15,468)
Property and equipment, net	$18,339	$18,229
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $4.6 million and $6.9 million that had not yet been placed in service as of October 31, 2022 and January 31, 2022, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $1.8 million and $1.3 million for the three months ended October 31, 2022 and 2021, respectively. Depreciation and amortization expense was $5.1 million and $3.4 million for the nine months ended October 31, 2022 and 2021, respectively.
In the nine months ended October 31, 2022, the Company recorded an impairment charge of $0.7 million on its capitalized internal-use software included in construction-in-progress. It was determined that the developed technology would not be placed in service as the technology was replaced with the acquired technology of Catalytic.

9. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $45.0 million and $42.8 million as of October 31, 2022 and January 31, 2022, respectively. Amortization expense for deferred contract costs was $4.9 million and $3.9 million for the three months ended October 31, 2022 and 2021, respectively. Amortization expense for deferred contract costs was $14.2 million and $10.7 million for the nine months ended October 31, 2022 and 2021, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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
The following table presents information about leases on the condensed consolidated balance sheet.

	As of October 31, 2022	As of January 31, 2021
	(in thousands)
Assets
Lease right-of-use assets	$15,141	$20,227
Liabilities
Lease liabilities	6,438	5,637
Lease liabilities, non-current	14,155	20,912
As of October 31, 2022, the weighted average remaining lease term was 3.9 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$1,371	$1,401	$4,293	$4,173
Short-term lease expense	484	304	1,342	473
Variable lease expense	285	313	957	628

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,601	$1,581	$4,840	$4,724

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The carrying amount of the Notes is $282.4 million as of October 31, 2022, with principal of $287.5 million, net of unamortized issuance costs of $5.1 million. The Notes were classified as long-term liabilities as of October 31, 2022. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the Notes as of October 31, 2022 and as of January 31, 2022 was as follows:

	As of October 31, 2022	As of January 31, 2022
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized issuance costs	(5,055)	(6,431)
Net carrying amount	$282,445	$281,069
Interest expense recognized related to the Notes is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Contractual interest expense	$899	$898	$2,696	$2,695
Amortization of debt issuance costs	461	452	1,376	1,350
Total interest expense related to the Notes	$1,360	$1,350	$4,072	$4,045
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

13. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Deferred revenue, beginning of period	$169,534	$134,002	$170,224	$129,972
Billings	104,384	80,608	278,462	215,765
Deferred revenue assumed in the Catalytic acquisition	—	—	856	—
Revenue recognized	(94,203)	(71,760)	(269,827)	(202,887)
Deferred revenue, end of period	$179,715	$142,850	$179,715	$142,850
For the three months ended October 31, 2022 and 2021, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter. For the nine months ended October 31, 2022 and 2021, approximately half of revenue recognized was from the deferred revenue balance at the beginning of the period.
As of October 31, 2022, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $174.3 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.

14. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of October 31, 2022 and January 31, 2022, the Company was

authorized to grant up to 28,626,857 shares and 23,343,378 shares of common stock, respectively, under the Stock Plans.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of October 31, 2022 and January 31, 2022, there were 13,340,710 shares and 14,185,048 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

October 31, 2022
Outstanding stock options and unvested RSUs and PSUs	16,970,374
Available for future stock option, RSU, and PSU grants	13,340,710
Available for ESPP	3,185,930
Total common stock reserved at October 31, 2022	33,497,014
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2022	8,375,866	$9.28	6.1 years	$198,828
Granted	24,882	$34.22
Exercised	(1,513,561)	$5.77
Canceled	(136,356)	$14.62
Outstanding at October 31, 2022	6,750,831	$10.05	5.5 years	$100,491
Vested as of October 31, 2022	5,956,791	$8.49	5.2 years	$97,979
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Expected dividend yield	N/A	—%	—%	—%
Expected volatility	N/A	46.0%	47.1%	43.8% - 46.5%
Expected term (years)	N/A	6.1	6.1	6.1
Risk-free interest rate	N/A	1.11%	2.50%	1.04% - 1.16%
No stock options were granted during the three months ended October 31, 2022. Stock options granted during the three months ended October 31, 2021 had a weighted average grant date fair value of $19.01 per share. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2022 and 2021 was $6.4 million and $27.3 million, respectively.
Stock options granted during the nine months ended October 31, 2022 and 2021 had a weighted average grant date fair value of $16.46 and $18.76 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 31, 2022 and 2021 was $37.0 million and $73.4 million, respectively.

The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of October 31, 2022, there was approximately $9.7 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 1.8 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	6,028,201	$34.77
Granted	5,716,516	$31.03
Vested	(1,310,826)	$34.09
Forfeited or canceled	(1,815,857)	$33.77
Outstanding at October 31, 2022	8,618,034	$32.60
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of October 31, 2022, there was $269.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.9 years based on vesting under the award service conditions.
Performance Stock Units
On March 8, 2022, the Compensation Committee of the Board certified the results of PagerDuty’s operating plan for the fiscal year ended January 31, 2022. Based on the results, the PSUs granted in April 2021 (“2021 PSU Awards”) were earned at an attainment of 129%.
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	117,701	$41.17
Granted(1)	767,409	$32.64
Vested	(40,007)	$41.17
Forfeited or canceled	(42,225)	$40.66
Performance adjustment for 2021 PSU Awards	34,332	$41.17
Outstanding at October 31, 2022	837,210	$33.38
(1)This amount represents awards granted at 100% attainment.
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
During the three and nine months ended October 31, 2022 and 2021, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the expected attainment of the performance targets.
As of October 31, 2022, total unrecognized stock-based compensation cost related to PSUs was $9.4 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.
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
During the three months ended October 31, 2022 and 2021, the Company recognized $1.2 million and $0.8 million, respectively, of stock-based compensation expense related to the ESPP. During the nine months ended October 31, 2022 and 2021, the Company recognized $3.4 million and $3.9 million, respectively, of stock-based compensation expense related to the ESPP.
During the three months ended October 31, 2022 and 2021, the Company withheld $2.1 million and $2.2 million, respectively, in contributions from employees. During the nine months ended October 31, 2022 and 2021, the Company withheld $7.7 million and $7.2 million, respectively, in contributions from employees.
During the three months ended October 31, 2022 and 2021 there were no purchases related to the ESPP. During the nine months ended October 31, 2022, 280,725 shares of common stock were issued under the ESPP at a purchase price of $20.43 per share. During the nine months ended October 31, 2021, 222,474 shares of common stock were issued under the ESPP at a weighted average purchase price of $21.98 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,937	$861	$4,948	$2,560
Research and development	10,824	6,183	30,066	16,230
Sales and marketing	8,004	4,606	22,533	12,961
General and administrative	10,679	6,128	28,931	16,115
Total	$31,444	$17,778	$86,478	$47,866

15. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc.:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc.	$(32,542)	$(26,341)	$(103,861)	$(78,560)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	89,285	85,092	88,200	83,979
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.36)	$(0.31)	$(1.18)	$(0.94)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2022	2021
	(in thousands)
Shares subject to outstanding common stock awards	16,970	15,448
Convertible senior notes	7,173	7,173
Restricted stock issued to acquire key personnel	63	139
Shares issuable pursuant to the 2019 employee stock purchase plan	202	163
Total	24,408	22,923

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
The Company recorded an income tax expense of $0.1 million and $0.2 million for the three months ended October 31, 2022 and 2021, respectively. The Company recorded an income tax benefit of $1.3 million for the nine months ended October 31, 2022, and income tax expense of $0.4 million for the nine months ended October 31, 2021. The income tax benefit recorded in the nine months ended October 31, 2022 was primarily due to a reduction in the Company’s valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Catalytic, resulting in a $1.3 million deferred tax benefit.

17. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
United States	$72,267	$54,287	$206,127	$153,048
International	21,936	17,473	63,700	49,839
Total	$94,203	$71,760	$269,827	$202,887
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2022 or 2021. As of October 31, 2022, 89% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 11% were located in Canada. As of January 31, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States and 14% were located in Canada.

18. Subsequent Events
The Company has evaluated subsequent events through December 2, 2022.

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
COVID-19 Update
The COVID-19 pandemic continued during fiscal year 2023. While our revenue, billings, and earnings are relatively predictable as a result of our subscription-based business model and the majority of our revenues are generated from annual subscriptions, the effects of the COVID-19 pandemic may have a delayed impact on our results of operations. We continue to ascertain the long-term impact of the COVID-19 pandemic on our business. We continue to focus on supporting our employees, customers, and community.
As our offices have now reopened, we have incurred incremental expenses related to onsite services and related in-office costs. However, the majority of our employees continue to work remotely in order to minimize the spread of COVID-19 among our employee base and comply with local regulations within the United States and internationally. As we continue to monitor the local regulations related to COVID-19, we have begun to release travel restrictions on business-related travel, allowing certain employees to travel on a voluntary basis. We also continue to offer local employee assistance programs to employees if needed. These changes remain in effect and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement to facilitate remote work is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
Refer to Item 1A, “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Recent Events
We are closely monitoring the invasion of Ukraine by Russia in February 2022 and its global impacts. While the conflict is still unfolding and the outcome remains highly uncertain, we do not believe the Russia-Ukraine conflict will have a material impact on our business and results of operation. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty, our business and results of operations could be materially impacted. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three and nine months ended October 31, 2022 and January 31, 2022.

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

	As of October 31,
	2022	2021
Customers	15,265	14,486
Customers greater than $100,000 in ARR	710	543
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

	Last 12 Months Ended October 31,
	2022	2021
Dollar-based net retention rate for all customers	123%	124%

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
(Provision for) Benefit From Income Taxes
(Provision for) benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. (Provision for) benefit from income taxes also includes the reduction in our valuation allowance from the increase in the deferred tax liability associated with acquired intangible assets from our acquisitions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Revenue	$94,203	$71,760	$269,827	$202,887
Cost of revenue(1)	18,007	12,039	52,090	34,433
Gross profit	76,196	59,721	217,737	168,454
Operating expenses:
Research and development(1)	35,004	24,554	100,307	68,062
Sales and marketing(1)	47,118	40,176	143,001	118,224
General and administrative(1)	26,616	19,808	77,316	56,680
Total operating expenses	108,738	84,538	320,624	242,966
Loss from operations	(32,542)	(24,817)	(102,887)	(74,512)
Interest income	1,382	705	2,760	2,306
Interest expense	(1,360)	(1,350)	(4,072)	(4,045)
Other expense, net	(172)	(729)	(1,326)	(1,931)
Loss before (provision for) benefit from income taxes	(32,692)	(26,191)	(105,525)	(78,182)
(Provision for) benefit from income taxes	(112)	(150)	1,302	(378)
Net loss	$(32,804)	$(26,341)	$(104,223)	$(78,560)
Net loss attributable to redeemable non-controlling interest	(262)	—	(362)	—
Net loss attributable to PagerDuty, Inc.	$(32,542)	$(26,341)	$(103,861)	$(78,560)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,937	$861	$4,948	$2,560
Research and development	10,824	6,183	30,066	16,230
Sales and marketing	8,004	4,606	22,533	12,961
General and administrative	10,679	6,128	28,931	16,115
Total	$31,444	$17,778	$86,478	$47,866

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	19	17	19	17
Gross profit	81%	83%	81%	83%
Operating expenses:
Research and development	37	34	37	34
Sales and marketing	50	56	53	58
General and administrative	28	28	29	28
Total operating expenses	115	118	119	120
Loss from operations	(35)	(35)	(38)	(37)
Interest income	1	1	1	1
Interest expense	(1)	(2)	(2)	(2)
Other expense, net	—	(1)	—	(1)
Loss before (provision for) benefit from income taxes	(35)	(36)	(39)	(39)
(Provision for) benefit from income taxes	—	—	—	—
Net loss	(35)	(37)	(39)	(39)
Net loss attributable to redeemable non-controlling interest	—%	—	—%	—
Net loss attributable to PagerDuty, Inc.	(35)%	(37)%	(38)%	(39)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$94,203	$71,760	$22,443	31%
Revenue increased by $22.4 million, or 31%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$18,007	$12,039	$5,968	50%
Gross margin	81%	83%

Cost of revenue increased by $6.0 million, or 50%, primarily due to an increase of $2.5 million in personnel expenses as a result of increased headcount and salaries, an increase of $1.7 million in amortization of acquired intangible assets, primarily related to the acquisition of Catalytic, and an increase of $0.9 million in hosting, software, and telecom costs related to the support of the continued growth of the business and related infrastructure.
Research and Development

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$35,004	$24,554	$10,450	43%
Percentage of revenue	37%	34%
Research and development expenses increased by $10.5 million, or 43%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily driven by an increase in personnel expenses of $8.9 million as a result of increased headcount and salaries to support our continued investment in our platform and a $1.3 million increase in costs to support the growth of the business and related infrastructure, which includes allocated overhead costs.
Sales and Marketing

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$47,118	$40,176	$6,942	17%
Percentage of revenue	50%	56%
Sales and marketing expenses increased by $6.9 million, or 17%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. This increase was primarily due to an increase of $6.6 million in personnel expenses driven by headcount growth, increased salaries, and amortization of deferred contract costs, an increase of $0.8 million in costs to support the growth of the business and related infrastructure which includes allocated overhead costs, and an increase of $0.6 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease in outside services of $0.6 million.
General and Administrative

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$26,616	$19,808	$6,808	34%
Percentage of revenue	28%	28%
General and administrative expenses increased by $6.8 million, or 34%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was driven by an increase of $7.2 million in personnel expenses as a result of increased headcount and salaries and an increase of $0.6 million in outside services. This was partially offset by a decrease of $1.2 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest expense	$1,360	$1,350	$10	1%
Interest expense was consistent for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Expense, Net

	Three Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$1,382	$705	$677	96%
Other expense, net	$(172)	$(729)	$557	76%
Interest income increased by $0.7 million and other expense, net decreased by $0.6 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in interest income was primarily due to higher interest rates on our cash, cash equivalent and investment balances in the current year. The decrease in other expense, net was due to higher accretion on our cash, cash equivalent and investment balances in the current year, offset by changes in foreign currency rates.
Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Revenue	$269,827	$202,887	$66,940	33%
Revenue increased by $66.9 million, or 33%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Cost of revenue	$52,090	$34,433	$17,657	51%
Gross margin	81%	83%
Cost of revenue increased by $17.7 million, or 51%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $5.4 million in personnel expenses as a result of increased headcount and salaries, an increase of $4.5 million in amortization of intangibles related to acquisitions, increases of $4.2 million in hosting, software, and telecom costs and $0.7 million in outside services, both of which are related to the support of the continued growth of the business and related infrastructure, and an increase of $0.9 million in other expenses, primarily related to increased merchant fees.

Research and Development

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Research and development	$100,307	$68,062	$32,245	47%
Percentage of revenue	37%	34%
Research and development expenses increased by $32.2 million, or 47%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily driven by an increase in personnel expenses of $26.8 million as a result of increased headcount and salaries to support our continued investment in our platform, a $3.8 million increase in costs to support the growth of the business and related infrastructure, which included allocated overhead costs, an increase of $1.1 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, and an increase of $0.7 million acquisition-related impairment charge related to software development not placed in service.
Sales and Marketing

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Sales and marketing	$143,001	$118,224	$24,777	21%
Percentage of revenue	53%	58%
Sales and marketing expenses increased by $24.8 million, or 21%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021.This increase was primarily due to an increase of $21.6 million in personnel expenses driven by headcount growth, increased salaries, and amortization of deferred contract costs, an increase of $4.1 million in travel and other program related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, and an increase of $3.7 million in costs to support the business and related infrastructure, which included allocated overhead costs. This was partially offset by a decrease in marketing expenses of $3.6 million primarily due to decreases in brand campaigns and digital marketing and a decrease of $1.1 million in outside services.
General and Administrative

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
General and administrative	$77,316	$56,680	$20,636	36%
Percentage of revenue	29%	28%
General and administrative expenses increased by $20.6 million, or 36%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was driven by an increase of $20.9 million in personnel expenses as a result of increased headcount and salaries and an increase of $1.5 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic. This was partially offset by a decrease of $2.3 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest expense	$(4,072)	$(4,045)	$(27)	1%
Interest expense was consistent for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Expense, Net

	Nine Months Ended October 31,
	2022	2021	Change	% Change
	(dollars in thousands)
Interest income	$2,760	$2,306	$454	20%
Other expense, net	$(1,326)	$(1,931)	$605	31%
Interest income increased by $0.5 million and other expense decreased by $0.6 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in interest income was primarily due to higher interest rates on our cash, cash equivalent and investment balances in the current year. The decrease in other expense, net was due to higher accretion on our cash, cash equivalent and investment balances in the current year, offset by changes in foreign currency rates.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$76,196	$59,721	$217,737	$168,454
Add:
Stock-based compensation	1,937	861	4,948	2,560
Employer taxes related to employee stock transactions	38	22	79	78
Amortization of acquired intangible assets	1,949	280	5,314	840
Non-GAAP gross profit	$80,120	$60,884	$228,078	$171,932

Gross margin	81%	83%	81%	83%
Non-GAAP gross margin	85%	85%	85%	85%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) as loss from operations plus our stock-based compensation expense and related employer taxes, amortization of acquired intangible assets, and acquisition-related expenses, which include transaction costs, acquisition-related retention payments and acquisition-related asset impairment, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income (loss) as a percentage of revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Loss from operations	$(32,542)	$(24,817)	$(102,887)	$(74,512)
Add:
Stock-based compensation	31,444	17,778	86,478	47,866
Employer taxes related to employee stock transactions	583	695	1,756	2,086
Amortization of acquired intangible assets	2,628	875	7,431	2,625
Acquisition-related expenses	902	442	4,554	1,356
Non-GAAP operating income (loss)	$3,015	$(5,027)	$(2,668)	$(20,579)

Operating margin	(35)%	(35)%	(38)%	(37)%
Non-GAAP operating margin	3%	(7)%	(1)%	(10)%
Non-GAAP Net Income (Loss) Attributable to PagerDuty, Inc.
We define non-GAAP net income (loss) attributable to PagerDuty, Inc. as net loss attributable to PagerDuty, Inc. plus our stock-based compensation expense and related employer taxes, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and an acquisition-related asset impairment, which are not necessarily reflective of operational performance during a given period, and the income tax effect of non-GAAP adjustments.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to PagerDuty, Inc.	$(32,542)	$(26,341)	$(103,861)	$(78,560)
Add (Less):
Stock-based compensation	31,444	17,778	86,478	47,866
Amortization of debt issuance costs	461	452	1,376	1,350
Employer taxes related to employee stock transactions	583	695	1,756	2,086
Amortization of acquired intangible assets	2,628	875	7,431	2,625
Acquisition-related expenses	902	442	4,554	1,356
Income tax effect of non-GAAP adjustments	—	—	(1,330)	—
Non-GAAP net income (loss) attributable to PagerDuty, Inc.	$3,476	$(6,099)	$(3,596)	$(23,277)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(448)	$2,650	$(592)	$(7,366)
Less:
Purchases of property and equipment	(815)	(85)	(3,755)	(1,376)
Capitalization of internal-use software costs	(988)	(784)	(2,725)	(2,701)
Free cash flow	$(2,251)	$1,781	$(7,072)	$(11,443)
Net cash (used in) provided by investing activities	$(7,220)	$5,092	$(80,272)	$29,151
Net cash used in financing activities	$(7,965)	$(2,529)	$(6,084)	$(1,213)
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

As of October 31, 2022, our principal sources of liquidity were cash and cash equivalents and investments totaling $459.4 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the COVID-19 pandemic, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2022, we had deferred revenue of $179.7 million, of which $175.4 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(592)	$(7,366)
Net cash (used in) provided by investing activities	$(80,272)	$29,151
Net cash used in financing activities	$(6,084)	$(1,213)
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
Cash used in operating activities for the nine months ended October 31, 2022 of $0.6 million primarily related to our net loss of $104.2 million, adjusted for non-cash charges/benefits of $118.1 million and net cash outflows of $14.4 million due to changes in our operating assets and liabilities. Non-cash charges/benefits primarily consisted of stock-based compensation of $86.5 million, amortization of our deferred contract costs of $14.2 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $12.8 million, non-cash lease expense of $2.9 million, other charges of $1.7 million, which consist primarily of the acquisition-related asset impairment and bad debt expense, amortization of debt issuance costs of $1.4 million, and a tax benefit related to the release of our valuation allowance of $1.3 million. Changes in operating assets and liabilities reflected cash outflows from a $16.3 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, $3.8 million in payments for operating lease liabilities, a $2.9 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and a $3.1 million decrease in accounts payable, accrued expenses and other liabilities, and accrued compensation. These amounts were partially offset by a $8.6 million increase in deferred revenue resulting from increased billings for subscriptions, and a $3.0 million decrease in accounts receivable due to timing of cash collections.
Cash used in operating activities for the nine months ended October 31, 2021 of $7.4 million primarily related to our net loss of $78.6 million, adjusted for non-cash charges of $72.0 million and net cash outflows of $0.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $47.9 million, amortization of our deferred contract costs of $10.7 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $6.2 million, and non-cash lease expense of $3.3 million. Changes in operating assets and liabilities reflected cash outflows from a $16.8 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, $3.8 million increase in payments for operating lease liabilities, and a $0.9 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services. These amounts were partially offset by cash inflows from a $12.9 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $3.8 million increase in accounts payable and accrued expenses and liabilities, and a $3.8 million increase in accrued compensation and related benefits.
Investing Activities
Cash used in investing activities for the nine months ended October 31, 2022 of $80.3 million consisted primarily of purchases of available-for-sale investments of $155.3 million, cash paid for the Catalytic acquisition, net of cash acquired, of $66.3 million, purchases of property and equipment of $3.8 million primarily for purchases of computers for new employees and to support office space for our San Francisco office, capitalization of internal-use software of $2.7 million, and cash paid for an asset acquisition of $1.8 million. This was offset by proceeds from maturities of investments of $149.6 million.
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
Financing Activities
Cash used in financing activities for the nine months ended October 31, 2022 of $6.1 million consisted of $22.2 million in employee payroll taxes paid related to vesting of restricted stock units, offset by proceeds of $8.5 million from the exercise of stock options, proceeds from the ESPP of $5.7 million, and $1.9 million of cash received from the non-controlling shareholder of PagerDuty K.K.
Cash used in financing activities for the nine months ended October 31, 2021 of $1.2 million consisted of $18.6 million in employee payroll taxes paid related to vesting of restricted stock units, partially offset by proceeds of $12.5 million from the exercise of stock options and proceeds from the ESPP of $4.9 million.
Contractual Obligations and Commitments
There were no material changes during the nine months ended October 31, 2022 to our contractual obligations and other commitments, as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 17, 2022.
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
Off-Balance Sheet Arrangements
We do not currently have and, as of October 31, 2022 or during the periods presented, did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no significant changes to our critical accounting policies described in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 17, 2022, that had a material impact on our condensed consolidated financial statements and related notes.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2022. The risks described in “Risk Factors” and in any subsequent Form 10-Qs could materially and adversely affect our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. These risk factors do not identify all risks that we face— our business, results of operations, financial condition or prospects could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, rising interest rates, supply chain disruptions, labor shortages, weakening exchange rates, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), warfare (such as Russia’s invasion of Ukraine), and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the United States has recently experienced historically high levels of inflation. The rising inflation may increase our supply, employees and facilities costs and decrease demand for our products. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.
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

PAGERDUTY, INC.

Date: December 2, 2022	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2022	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: December 2, 2022	By:	/s/ Mitra Rezvan
Mitra Rezvan
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)