Form 10-K
period 2023-01-31
PagerDuty, Inc.
filed 2023-03-16
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $2.2 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 14, 2023, there were approximately 91,360,320 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2023.

PAGERDUTY, INC.
FORM 10-K
For the Year Ended January 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” “target” and similar expressions are intended to identify forward-looking statements.
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
•our existing cash and cash equivalents and cash provided by sales of our subscriptions being sufficient to support working capital and capital expenditures for at least the next 12 months and our ability to meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances;
•anticipated charges and future cost savings in connection with our recently announced reduction in headcount and real estate rationalization;
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
•Our recent restructuring, announced on January 24, 2023, may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
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
•If our information technology systems or data, or those of our customers or the third-party providers upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; decreased value of our business and common stock; and other adverse consequences.
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
Our business has experienced rapid growth since our inception. For the fiscal years ended January 31, 2023 and 2022, our revenue was $370.8 million and $281.4 million, respectively. We continue to invest in our business and had a net loss attributable to PagerDuty of $128.4 million and $107.5 million for the fiscal years ended January 31, 2023 and 2022, respectively.
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
•Nearly 14 years’ of data from over 15,200 paying customers. As pioneers in digital operations management, we have a rich repository of machine-generated data and human response data. We utilize our data from every incident and leverage it across our platform, allowing us to build advanced machine-learning capabilities, provide richer contextual insights to teams, and share in-depth analytics, benchmarking, and best practices with our customers.
•Over 700 integrations across the technology ecosystem. We have invested extensively in an ecosystem that includes over 700 integrations, allowing us to harness data from software-enabled systems and devices. We have deep integrations to a range of widely used technologies, such as Amazon Web Services (“AWS”), Datadog, HashiCorp, New Relic, and Splunk, and many bidirectional integrations such as Atlassian, Microsoft VSTS, Salesforce, ServiceNow, and Slack. Our integrations support a broad range of use cases including developers, IT, security, customer service and support, and other business functions. We provide capabilities through which our users can easily build integrations themselves and connect our products with other third-party technologies.
•Breadth of functionality. We provide our customers with a complete platform that spans end-to-end digital operations management needs: harness digital data, make sense of data, automate, respond and engage teams, and analyze and learn from a team’s actions. We have continued to extend our core capabilities around on-call management and incident response to include AI Ops and automation. We have embedded machine learning, automation, insights, and best practices across our products to help our customers realize value quickly.
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
•Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure, including multiple cloud regions, communications network, and a single DNS provider from a leading cloud provider. We run entirely in production, with no maintenance windows, so our customers can rely on always-on delivery. We have delivered 99.98% uptime to our customers over the past 24 months. Security is a critical customer requirement, and we have adopted governance, access control, and vulnerability testing to support the needs of our most sophisticated customers.
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
•PagerDuty Incident Response. PagerDuty Incident Response provides a real-time view across the status of a digital service while incorporating noise reduction to remove false positives. Templated, automated runbooks guide major incidents while task automation automates diagnostics and remediation wherever possible. If human intervention is required, it provides advanced incident response capabilities to quickly identify and mobilize the right responders while equipping responders with context, recommendations, and remediation to accelerate resolution of issues. We also keep all users in the loop during an incident, providing templated stakeholder updates as well as PagerDuty Status Pages to communicate with end-users.
•PagerDuty Process Automation. PagerDuty Process Automation products empower users with the ability to create automated workflows and runbooks that span different scripts, tools, APIs, and system commands to safely hand off the knowledge required to use these tools correctly and consistently. With this self-service functionality, organizations can safely extend operations privileges to other teams and business units.
•PagerDuty Event Intelligence. PagerDuty Event Intelligence (“AI Ops”) applies machine learning to correlate and automate the identification of incidents from billions of events. Event Intelligence groups related events into a single incident, performs advanced suppression to prevent notification of non-actionable events, and continuously learns from similar incidents to provide teams better context and insight. Our Event Intelligence capabilities allow teams to reduce manual work and be more productive.
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
Our Growth Strategies
•Land new customers. We will continue to target new customers by leveraging our trusted brand and efficient go-to-market strategy that combines self-serve viral adoption with a focused direct sales effort. We will continue to build on our partner ecosystem to drive awareness and adoption of our products. We will continue to target our potential customers with community building and marketing programs that include digital campaigns, our user events, broader industry events, customer marketing activities, and user meet-ups.
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
•Grow our international presence. We intend to build on our success to date and grow our sales outside North America, particularly throughout EMEA, Asia Pacific, and Japan. The self-service, low friction nature of our offering allows us to expand our reach into other regions where we see significant opportunity. Our international operations generated 24% of our revenue in the fiscal year ended January 31, 2023.
Our Market Opportunity
Our platform has demonstrated core use cases across development, IT operations, customer service and support, and security operations. We estimated that in 2022, there were approximately 75 million potential users worldwide in the development, IT operations, customer service and support, and security operations segments, comprised of approximately:
•25.0 million development personnel
•21.0 million IT operations personnel
•27.0 million customer service and support personnel
•2.0 million security operations personnel
We estimate our total addressable market is over $38 billion. To calculate our total addressable market, we multiply our estimate of 75 million potential users by our applicable product average revenue per user. We believe that we have approximately 1% penetration worldwide within these markets. In addition to our core use cases, we are seeing customers use our platform across their business operations and industrial operations.
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
Research and Development
Our research and development team consists of our user experience, product management, engineering and technical operations teams. These groups are responsible for the design, development, testing, delivery and support of new and existing technologies and features for our platform. They are also responsible for scaling our platform and improving our cloud infrastructure and ultimately, our high availability. We invest substantial resources in research and development to drive core technology innovation and bring new products to market. Our distributed research and development efforts enable us to attract the best talent across our multiple locations, including San Francisco, Atlanta, Toronto, and Lisbon as well as fully remote workers not located near our hubs.
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
Our core Incident Response and Customer Service Operations products offer pricing plans aligned with our customers’ needs and the maturity of their digital operations: Free, Professional, Business, and Digital Operations. Customers may begin their journey on the PagerDuty platform with the Free plan for less than 5 users and grow into full Digital Operations capabilities, streamlining incident response, automating diagnosis and remediation. Status Pages is available as an add-on to these Plans to enhance and automate the end-user engagement in managing an incident. AI Ops add-ons, PagerDuty Event Intelligence and PagerDuty Automation Actions, are also available for a more incremental upgrade as an alternative to upgrading to the full Digital Operations plan. Customers can also take an automation first approach, beginning their PagerDuty journey with subscriptions to PagerDuty Process Automation (previously Rundeck) or its SaaS counterpart, PagerDuty Runbook Automation.
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
Competition
PagerDuty has largely competed to replace manual work and homegrown systems. Most commercial competition for the Developer market has been against OpsGenie, xMatters and Splunk On-Call (formerly VictorOps), as well as a long-tail of vendors within niche customer, geography or use-case segments.
In larger Enterprise customers and particularly when engaging key Central Ops Teams and CIO / IT buying centers, we also commonly encounter ServiceNow via their bundled Notify solution and Information Technology Operations Management suite. Over time, our competitive landscape is shifting from point-product to multi-solution and platform competition.
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
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. While we had 15 issued patents and 13 patent applications pending examination in the United States as of January 31, 2023 that, with respect to the issued patents, are expected to have terms ending between 2033 and 2040, and we actively seek patent protection covering inventions originating from our company, we do not believe that we are materially dependent on any one or more of our patents. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States.
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
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—We are subject to evolving and increasingly stringent U.S. and foreign laws, regulations, rules, contractual obligations, policies and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; adverse publicity and reputational damage; loss of revenue or profits; loss of customers or sales; decrease the price of our common stock; and other adverse business consequences.
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 15, “Geographic Information” of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Human Capital

Our corporate culture is a critical component of our success and we will continue taking steps to help foster innovation, teamwork, diversity, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive pay and benefits to support our employees’ well-being, and foster their growth and development. As of January 31, 2023, we had 1,166 employees, of which approximately 65% were in the United States and 35% were in our international locations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Inclusion, Diversity, and Equity
Our vision is to build an equitable world where we transform critical work so all teams can delight their customers and build trust. We seek to enable employees of all backgrounds to be champions, facilitators, and practitioners of Inclusion, Diversity, and Equity (“ID&E”) everywhere. Regardless of identity, it is important that all our employees feel welcome, safe, and heard. Our ID&E mission—to activate the potential of all PagerDuty employees, or Dutonians, through systemic and programmatic equity, sustainable community development and impactful learning experiences. Our ID&E vision is a people-first, data-driven organization where power is equitably distributed across the mosaic of our employees’ identities.
As we work to meet our diversity goals, it is important that every employee feels accepted, supported, and able to be their authentic self. We do this by creating initiatives to invest in equitable and sustainable communities, which help employees mobilize and take action. Our goal is for PagerDuty to be a people-first organization where opportunity is equitably distributed among all employees. Our Employee Resource Groups (“ERG”)—networks of employees with shared characteristics, interests, and experiences—are a critical element in how we achieve this goal and engage with employees. The ERGs are the cultural backbone of our vibrant community and support our ID&E efforts through education, awareness, and celebration. Additional components of our strategy include an ID&E Ambassador Program, which provides a global perspective on cultural and business norms for every region, and ID&E Guiding Principles to promote model leadership across all levels.
Additional information on our diversity and inclusion strategy, and diversity metrics and programs can be found on our website at https://www.pagerduty.com/careers/diversity/. Nothing on our website shall be deemed incorporated by reference into this Form 10-K.
Compensation, Benefits, and Well Being
We offer equitable, competitive compensation and benefits that support our employees’ overall well-being and attract and retain high performing talent. We regularly evaluate our compensation and benefits to ensure we are providing a package that is competitive with a constantly changing market, as well as meets the needs of our employees. Aligned with our company strategy and objectives, our compensation programs include fixed base pay and opportunities for short-term and long-term incentives for those eligible. We offer a wide selection of benefits including, but not limited to, medical, dental, and vision benefits, flexible spending and health savings accounts, generous paid time-off and leave programs, and retirement plans. We also provide emotional well-being services through our Employee Assistance Program and a variety of other behavioral health support applications.
Employee Engagement and Development
We are deeply committed and invested in ensuring our employees are provided with the resources and tools to not only thrive at PagerDuty, but to work better together as a distributed global company. With the recent forming of our Culture & Strategy team, our mission is to increase employee engagement throughout the entire employee lifecycle through intentional listening, activating our company values and practice, and communicating our employee value proposition to employees, customers and partners. Through different methods of listening, such as our quarterly Engagement surveys, we gather specific feedback on drivers of engagement to better create an engaging and equitable experience for all Dutonians. Our People Development team equips our leaders with the coaching and training necessary to have conversations with our employees to empower them to own and drive their career development goals. These two teams work together to provide a holistic experience where our employees feel engaged and connected to our company's goals, as well as seeing themselves growing and developing within our organization.
Social Impact and Environmental, Social and Governance (“ESG”) Initiatives
We launched PagerDuty.org in 2018 to ensure a sustainable contribution to the communities in which we live, work, and serve by integrating social impact and ESG goals across our business. PagerDuty.org exists to empower those working to make a difference in the world, and to use our technology to help solve intractable challenges. We do so by mobilizing core company assets to help impact organizations deliver on their mission when every moment matters, by deploying high-impact funding that enables partners to advance justice and equitable health outcomes, and by activating employees to create meaningful impact.
A Pledge 1% member since 2017, we commit 1% of equity, 1% of product, and 1% of employee time to advance positive community impact. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation to fund our philanthropic giving. The PagerDuty.org Fund works to meet urgent needs faster to advance justice and health through integrated investments of grants, donated product, and employee expertise in our core areas of Time-Critical Health and Climate Just. We deployed approximately $1.4 million in the fiscal year ended January 31, 2023, including the launch of the PagerDuty Impact Accelerator to help tech-forward organizations in our focus areas of time-critical health and climate equity amplify their impact by providing unrestricted funding, product credits and discounts, technical pro bono support, and voice amplification. We also focus on addressing community inequities in another area impacted by structural racism—the effects of climate change and environmental pollution. Through our Climate Equity portfolio, we made investments in community-based approaches to climate equity (inclusive of Earth Guardians, Earth Hacks, OpenAQ and The Solutions Project). Further, we continue to empower PagerDuty Employee Resource Groups and global champions to fund organizations and issues aligned to their community through our Dutonian-led grantmaking program.
Our volunteer time off policy offers employees 20 hours annually to volunteer, vote, and participate in non-partisan voter engagement efforts and peaceful demonstration. Beginning with new hires, our rewards and recognition programs honor and celebrate the contributions employees make in giving their time, expertise, or capital. Ninety-five percent of our employees participated in volunteering or giving back in 2022.
We made our foundational investments in ESG in 2020, including forming a cross-functional ESG Steering Committee of business leadership, to ensure that how we operate as a business produces positive impact. In 2021 we strengthened this work, conducting our first materiality assessment and first two years of greenhouse gas inventories. We garnered a silver rating by EcoVadis and incorporated ESG oversight into the charter of the Nominating and Corporate Governance Committee of our board of directors (the “Nominating and Corporate Governance Committee”). In 2022, we hired a dedicated ESG director, released our first ESG disclosures, and maintained our silver rating by EcoVadis. We also signaled our commitment to the carbon budgets laid out in the Paris Accord and are preparing science-based targets to meet these commitments. This work continues to be overseen by the ESG Steering Committee, our chief financial officer as ESG Executive Sponsor, and the Nominating and Corporate Governance Committee.

To articulate our progress against social impact, equity, and ESG goals and commitments, PagerDuty.org publishes an annual Impact Report. We track and report annually on our progress on social impact, equity and ESG commitments as we formalize new areas of investment in social impact, ID&E, and ESG.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, rising interest rates, bank failures, supply chain disruptions, labor shortages, weakening exchange rates, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), warfare (such as Russia’s invasion of Ukraine), and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the United States has recently experienced historically high levels of inflation. The rising inflation may increase our supply, employees and facilities costs and decrease demand for our products. Furthermore, if our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligation to us due to future bank failures, our business could be negatively impacted. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2010 and have experienced net losses since inception. We generated a net loss attributable to PagerDuty of $128.4 million, $107.5 million, and $68.9 million for the fiscal years ended January 31, 2023, 2022, and 2021 respectively, and as of January 31, 2023, we had an accumulated deficit of $477.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $370.8 million, $281.4 million, and $213.6 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
•sales and marketing, including expansion to serve customers internationally;
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
The COVID-19 pandemic has adversely affected significant portions of our business and could have a material adverse effect on our financial condition and results of operations. We are subject to numerous pandemic-related risks, including those described below. The degree to which COVID-19 and its variants continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and severity of the pandemic, the actions taken to contain the virus or treat its impact, vaccination rates, the impact of variants, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the extent of the impact of the pandemic on our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also materially adversely affect us.
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
Many of our employees continue to work remotely on at least some work days, minimizing the spread of COVID-19 among our employee base. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. The impact of COVID-19 and its variants can also exacerbate other risks discussed in this “Risk Factors” section and throughout this report, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been unpredictable, and additional impacts and risks may arise that we are not aware of or able to respond to appropriately or quickly.
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
To increase our revenue, we must continue to attract new customers and increase sales to existing customers. As our market matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies, including our partners, that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
Our recent restructuring, announced on January 24, 2023, may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.
On January 24, 2023, we announced that as part of our ongoing actions to drive efficient growth and expand operating margins, we were advancing global scaling initiatives designed to increase our capacity while improving our cost structure. The immediate impact was a 7% reduction in headcount, as some roles were eliminated and new roles created in high-talent, lower-cost geographies. Concurrent with our efficient growth strategy, we are considering real estate rationalization in line with the distributed nature of the workforce and a changed use of office facilities. We may incur additional expenses not currently contemplated due to events associated with the restructuring, for example, the restructuring may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.
Furthermore, our restructuring may be disruptive to our operations. For example, our headcount reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in headcount seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. Our headcount reduction could also harm our ability to attract and retain qualified management, sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could adversely affect our business.
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
We derive a significant majority of our revenue from a single product.
Sales of subscriptions to our incident response offerings account for a significant majority of our revenue. We expect these subscriptions to account for a large portion of our revenue for the foreseeable future. As a result, our operating results could suffer due to:
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
Our inability to renew or increase sales of subscriptions to our platform or market and sell additional products and functionality, or a decline in prices of our platform subscription levels, would harm our business and operating results more seriously than if we derived significant revenue from a variety of products. In addition, if the market for our platform and products grows more slowly than anticipated, or if demand for our digital operations platform does not grow as quickly as anticipated, whether as a result of competition, pricing sensitivities, product obsolescence, technological change, unfavorable economic conditions, bank failures, uncertain geopolitical environment, budgetary constraints of our customers, or other factors, our business, results of operations, and financial condition would be adversely affected.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
The market for digital operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. For example, some companies that compete with certain components of our offerings include ServiceNow, Atlassian and Splunk. In addition, new entrants not currently considered to be competitors may enter the market through product development, acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
Our platform and related products, including our Event Intelligence and Process Automation, are designed to provide quick, reliable alerts, to communicate information frequently during critical business events, such as information relevant to mitigating the damaging effects of system problems, and to automatically remediate systems problems. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:
•fluctuations in demand for or pricing of our platform due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to inflationary pressures, rising global interest rates, bank failures, the ongoing COVID-19 pandemic or other reasons;
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
Our operations are dependent upon our ability to prevent system interruption. Our platform for digital operations is built on a modern modular technology stack that is inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time experienced service outages and found defects in our platform. We may experience additional outages or discover additional defects in the future that could result in data unavailability or unauthorized access to, or loss or corruption of, our customers’ data. We may not be able to detect and correct defects or errors before implementing platform enhancements. Consequently, we or our customers may discover defects or errors after our platform has been deployed.
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
Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. While we have adequate succession plans in place we cannot ensure that we would be able to timely replace members of our senior management or other key employees should any of them depart.
The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy and growth plans.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense and increasing. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. While the market for such personnel is particularly competitive in Silicon Valley, it is also competitive in other markets where we maintain operations, including Canada and Portugal. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in Canada, which could adversely impact our business, operating results and financial condition. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because we do not have a long history of targeting our sales efforts at enterprises, we cannot predict whether, or to what extent, our sales will increase as we organize and train our sales force or how long it will take for sales employees to become productive. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, we may fail to identify, attract, and retain talented employees who support our corporate culture that we believe fosters innovation, teamwork, diversity, and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed.

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
If our information technology systems or data, or those of our customers or the third-party providers upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; decreased value of our business and common stock; and other adverse consequences.
Our business involves the processing, storage and transmission of proprietary, sensitive, or confidential data of our customers and their employees and customers, including personal information, intellectual property, and trade secrets. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Providers of cloud-based services have frequently been targeted by such attacks. These cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, may take a variety of forms including but not limited to malware (including as a result of advanced persistent threat intrusions), social engineering attacks (including through phishing, smishing, and vishing), ransomware attacks, man-in-the-middle attacks, session hijacking, denial-of-service attacks (such as credential stuffing), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, credential harvesting, personnel misconduct or error, malicious code (such as viruses or worms), loss of data or other information technology assets, adware, telecommunications failures, “mega breaches” targeted against cloud-based services and other hosted software (which could be initiated by individual or groups of hackers or sophisticated cyber criminals), earthquakes, fires, floods, and other similar threats.
In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has also become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We use third-party service providers and technologies to help us deliver services and process information on our behalf in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption that results in data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure disclosure of, proprietary, sensitive, or confidential data, or any compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data, it may result in adverse consequences such as litigation, indemnity obligations, interruption to our business operations, and other possible liabilities, as well as negative publicity, which would damage our reputation and business, impair our sales, and harm our customers. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident, production downtime or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our service. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our customers’ data. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our services, software, operations or information technology to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
The reliability and continuous availability of our service is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our service are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such a fix may be difficult to push out to our customers or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our service by our customers. If our customers fail to use our service according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm.

Many governments have enacted laws requiring companies to notify individuals of security incidents or unauthorized transfers involving certain types of personal information. Such notifications are costly, and the notifications or the failure to comply with requirements to provide them could lead to adverse consequences. In addition, some of our customers contractually require notification by us of any security incident. Accordingly, security incidents experienced by our competitors, our customers, us, or our service providers may lead to public disclosures, which may lead to widespread negative publicity. Any security incident or security compromise in our industry, whether actual or perceived, and attendant consequences could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to stop using our services or elect not to renew their subscriptions, and subject us to government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, that such coverage will continue to be available to us on acceptable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.
We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.
We rely upon our marketing strategy of offering a 14-day free trial and “freemium” plan, a free version of PagerDuty, for less than five users and an open source version of PagerDuty Process Automation as well as other inbound, lead-generation strategies to generate new sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. A subset of users never convert from the trial version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial versions of our products being able to convince decision makers within their organization to convert to a paid version. Many organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.
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
In January 2018, the Federal Communications Commission, or the FCC, repealed “network neutrality” rules, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the U.S. Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. Petitions for reconsideration of this decision are pending. In addition, certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect and Vermont’s law took effect, but a challenge to that law remains pending. We cannot predict whether the FCC order or other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2023, 2022, and 2021 customers outside of the United States generated 24%, 24%, and 24%, respectively, of our revenue. We currently have offices in Australia, Canada, Japan, Portugal, the United Kingdom (U.K.), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2023, approximately 35% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:
•recession or economic downturn globally or in the jurisdictions in which we do business;
•inflation, as well as changes in existing and expected rates of inflation, which may vary across the jurisdictions in which we do business;
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
As of January 31, 2023, we had federal net operating loss (“NOL”) carryforwards in the amount of $451.5 million. Beginning in 2030, $70.5 million of the federal NOLs will begin to expire. The remaining $381.0 million will carry forward indefinitely. As of January 31, 2023, we had state and foreign net operating loss carryforwards in the amount of $27.9 million, and $3.2 million, respectively, which begin to expire in 2028 and 2033, respectively. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Under current U.S. tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years. Federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states have imposed or will impose similar limitations on the use of NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs prior to expiration, even if we were to achieve profitability, which may adversely affect our results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the recently enacted Inflation Reduction Act, or IRA, imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The Tax Cuts and Jobs Act of 2017, or TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act significantly reformed the Code by lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, permitting for the expensing of certain capital expenditures, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively, and putting into effect significant changes to U.S. taxation of international business activities. The IRA, TCJA, or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing our consolidated financial statements include, but not limited to, those related to stock-based compensation expense, the fair value of the employee stock purchase plan (the “ESPP”) expense, period of benefit for amortizing deferred contract costs, the determination of the allowance for credit losses, and the provision for income taxes, including related valuation allowance and uncertain tax positions, impairment of goodwill and intangible assets, the incremental borrowing rate for lease liabilities, and estimates related to our revenue recognition, such as the assessment of performance obligations in our revenue arrangements and the fair value assigned to each performance obligation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls in connection with the implementation of third-party software or otherwise, which could impair our ability to provide products to our customers in a timely manner, limit us to smaller deployments of our products, increase our technical support costs or cause us to be unable to timely and accurately report our financial results in accordance with the rules and regulations of the SEC. We are also reliant upon highly skilled employees trained in the implementation and management of our internal controls, and a loss of these employees or our inability to replace them with similarly skilled and trained individuals in a timely manner could adversely impact our internal processes and control, which could harm our business. In addition, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and may, during the evaluation and testing process of our internal controls, identify one or more material weaknesses in our internal control over financial reporting.
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
Certain members of our management team have limited experience managing a public company.
Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.
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
We have in the past and may in the future become subject to intellectual property disputes. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Although we carry various insurance policies, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition.

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
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, inadequate data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or new customers, harming our business and results of operations. In addition, although we carry various insurance policies, our insurance may not be adequate to cover our indemnification obligations or to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
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
We are subject to evolving and increasingly stringent U.S. and foreign laws, regulations, rules, contractual obligations, policies and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; adverse publicity and reputational damage; loss of revenue or profits; loss of customers or sales; decrease the price of our common stock; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive, confidential, and proprietary information, including personal information, business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various domestic and foreign laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Connecticut and Utah, have also passed comprehensive data privacy and security laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services.

Outside the United States, an increasing number of foreign laws and regulations apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”) impose strict requirements for processing the personal information of individuals. For example, under the EU and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. European legislative proposals and existing laws and regulations also apply to cookies and similar tracking technologies, electronic communications, and marketing. In the EU and the UK, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Furthermore, there is a proposed regulation in the EU related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems that may require us to change our business practices.
In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal information that originates in the EU). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the European Economic Area (“EEA”), such as the United States, which the European Commission does not consider as providing an adequate level of protection of personal information. The European Commission recently released a set of Standard Contractual Clauses (“SCCs”) that are designed to be a mechanism by which entities can transfer personal information out of the EEA. Currently, the SCCs are a valid mechanism to transfer personal information, but impose obligations onto parties relying on them such as to conduct transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. In addition, laws in the UK similarly restrict transfers of personal information outside of those jurisdictions. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information to the United States or other countries, or we are unable to implement, such transfers because the requirements are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and other countries, and we may be required to increase our data processing capabilities in Europe and other countries at significant expense. Inability to transfer personal information from Europe or other countries may decrease demand for our products and services if affected customers seek alternatives that do not involve such transfers. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
In addition to our legal obligations, our contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security and the expansion of our service offerings.

Certain data privacy and security laws, such as the EU GDPR, the UK GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If our policies, procedures, or measures relating to data privacy and security, marketing, or customer communications fail to comply with applicable laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, which could cause our application providers, customers and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.
Further, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of data privacy and security laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. We may at times fail or be perceived to have failed in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to data privacy or security may result in governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, restrictions or prohibitions on data processing imposed by EU data protection supervisory authorities, and similar); litigation (including class-action claims); and additional reporting requirements and/or oversight. Any of these events could have a material adverse effect on our reputation, business, or financial conditions, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. We may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and results of operations.
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
Our business is subject to regulation by various federal, state, local, and foreign governments. For example, the Telephone Consumer Protection Act of 1991 restricts telemarketing and the use of automatic short message service (“SMS”) text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages and other communications are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could also limit the features in our platform related to

SMS text messaging or other communications in various jurisdictions, result in loss of customers, and subject us to customer litigation or investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations, and financial condition.
Increased government scrutiny of the technology industry could negatively affect our business.
The technology industry is subject to intense media, political and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently subject to any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or AI, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenue, or prevent us from offering products or services.
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
Some such entities have industry-specific compliance requirements relating to certain security or regulatory standards, such as FedRAMP, that may be required to compete effectively. Working towards compliance with these standards can be expensive and time-consuming. If we cannot adequately comply with particular compliance requirements, our growth may be adversely impacted.
Selling to such entities can also be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.
Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may require expensive and time- consuming compliance efforts. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, results of operations, and financial condition.

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
As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the third quarter of fiscal year 2021 we acquired Rundeck, a leading provider of DevOps automation for enterprise and in the first quarter of fiscal year 2022, we acquired Catalytic, a provider of enterprise-wide process automation. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, including our large stockholders, or perceptions that such sales might occur;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including the impact of the ongoing COVID-19 pandemic, the effects of a general slowdown in the global economy, military conflicts and inflationary pressures, may also negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures.
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
As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will continue to result in increased costs to us and could have a negative effect on our business, financial condition and results of operations. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations that impose various requirements on public companies. As a result, we are required to devote significant management effort and incur additional expenses, which include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others, to ensure compliance with the various reporting requirements. These requirements may also place a strain on our systems and processes. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We have been and will be continuing to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company also requires us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of being a public company or the timing of such costs.
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
We also have office locations in Atlanta, Georgia; Toronto, Canada; London, England; Sydney, Australia; Lisbon, Portugal; and Tokyo, Japan.
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
Holders of Record
As of January 31, 2023, we had 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from April 11, 2019 (the date our common stock commenced trading on the NYSE through January 31, 2023 with (ii) the cumulative total return of the Standard & Poor (S&P) 500 Index and S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on April 11, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 11, 2019 of $38.25 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$250
$200
$150
$100
$50
$-
4/11/2019
4/30/2019
7/31/2019
10/31/2019
1/31/2020
4/30/2020
7/31/2020
10/31/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
PD
S&P 500
S&P Software & Services Select Industry Index

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
In this section, we discuss the results of our operations for the year ended January 31, 2023 compared to the year ended January 31, 2022. For a discussion of the year ended January 31, 2022 compared to the year ended January 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2022.
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
As of January 31, 2023, we had more than 15,200 paying customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, telecommunications, retail, travel and hospitality, media and entertainment, and financial services. Our customers use our products across a broad range of use cases such as Engineering, IT Operations, Security, and Customer Service. Of these customers, 752 customers contribute annual recurring revenue (“ARR”) in excess of $100,000, and 50 customers contribute ARR in excess of $1,000,000. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 9% of our revenue for the fiscal year ended January 31, 2023, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 5% of beginning ARR for the fiscal year ended January 31, 2023. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions monthly and subscriptions with terms of greater than one year annually in advance.
We expand within our existing customer base by adding more users, creating additional use cases, and upselling higher priced packages and additional products. Once our platform is deployed, we typically see significant expansion within our customer base. Our dollar-based net retention rate was 120% for the fiscal year ended January 31, 2023.
We have an efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve gross margin of over 80% for the fiscal year ended January 31, 2023. Our strong gross margins allow us the flexibility to invest more in our platform and go-to market function while maintaining strong operating leverage on our path to profitability.
Macroeconomic Environment
Our business and financial performance may be subject to the effects of the worldwide macroeconomic conditions, including, but not limited to global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, the COVID-19 pandemic, volatility in foreign currency exchange rates, and bank failures. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank (SVB). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the fiscal year ended January 31, 2023.
Since its inception, the COVID-19 pandemic has posed a variety of challenges to our day-to-day operations. Despite these challenges, we do not believe the pandemic has had a material, adverse impact on our results of operations, financial condition, liquidity or cash flows. While we are unable to accurately predict the full impact that COVID-19 and its continuing repercussions will have on our results of operations, financial condition, liquidity and cash flows, we have implemented policies and practices that have enabled us to support critical operations and execute our strategy. As our offices have now reopened, we have incurred incremental expenses related to onsite services and related in-office costs.
We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors.”
Recent Development
On January 24, 2023, we announced that as part of our ongoing actions to drive efficient growth and expand operating margins, we were advancing global scaling initiatives designed to increase our capacity while improving our cost structure. The changes include reallocating certain roles and realigning teams to continue to improve operational resiliency and agility, and rationalizing our real estate footprint. The immediate impact is a 7% reduction in headcount, as some roles are eliminated and new roles created in high-talent, lower-cost geographies.
During the fiscal year ended January 31, 2023, the Company incurred costs associated with the restructuring plan of approximately $5.0 million in connection with the headcount reductions, primarily consisting of severance payments, notice pay (where applicable), employee benefits contributions and related costs. The majority of the restructuring charges have been incurred in the fourth quarter of fiscal 2023 and that the implementation of the headcount reductions, including cash payments, will be substantially complete by the end of the first quarter of fiscal 2024.

Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the first quarter of fiscal 2024 in certain cases. The charges that we expect to incur are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.
Concurrent with our efficient growth strategy, we are considering real estate rationalization in line with the distributed nature of the workforce and a changed use of office facilities. We expect the majority of the real estate charges will be incurred in fiscal 2024.
We may incur additional expenses not currently contemplated due to events associated with the restructuring. Refer to Item 1A, “Risk Factors—Our recent restructuring, announced on January 24, 2023, may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected, and could disrupt our business.”

Key Factors Affecting Our Performance
Attracting New Customers
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from mid-market and enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2023, we had over 15,200 paying customers spanning organizations of a broad range of sizes and industries, compared to over 14,500 as of January 31, 2022.
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
Sustaining Product Innovation and Technology Leadership
Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built highly differentiated platform that will position us to further extend the adoption of our products. While sales of subscriptions to our Incident Response product account for a significant majority of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell these additional products to both new and existing customers.
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
Our key metrics include the results of Rundeck and Catalytic, to the extent applicable, beginning on the acquisition dates of October 1, 2020 and March 8, 2022, respectively.
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

	As of January 31,
	2023	2022	2021
Customers	15,244	14,865	13,837
Customers greater than $100,000 in ARR	752	594	426
Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The calculation of dollar-based net retention rate for the year ended January 31, 2023 includes the Current Period ARR of Catalytic customers to the extent that they were PagerDuty customers as of 12 months prior to period end. The calculation of dollar-based net retention rate for the year ended January 31, 2021 includes the Current Period ARR of Rundeck customers to the extent that they were PagerDuty customers as of 12 months prior to period end.

	Last 12 Months Ended January 31,
	2023	2022	2021
Dollar-based net retention rate for all customers	120%	124%	121%
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Revenue	$370,793	$281,396	$213,556
Cost of revenue(1)	70,434	48,361	30,686
Gross profit	300,359	233,035	182,870
Operating expenses:
Research and development(1)	134,876	95,690	64,566
Sales and marketing(1)	195,622	161,624	122,155
General and administrative(1)	99,238	77,432	62,431
Total operating expenses	429,736	334,746	249,152
Loss from operations	(129,377)	(101,711)	(66,282)
Interest income	4,765	2,946	4,232
Interest expense	(5,433)	(5,398)	(9,965)
Other expense, net	(19)	(2,757)	(794)
Loss before benefit from (provision for) income taxes	(130,064)	(106,920)	(72,809)
Benefit from (provision for) income taxes	839	(535)	3,906
Net loss	$(129,225)	$(107,455)	$(68,903)
Net loss attributable to redeemable non-controlling interests	(802)	—	—
Net loss attributable to PagerDuty, Inc.	$(128,423)	$(107,455)	$(68,903)
______________

(1)    Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$6,827	$3,751	$1,702
Research and development	39,012	23,764	11,095
Sales and marketing(1)	29,804	19,012	14,733
General and administrative	34,264	23,506	15,701
Total	$109,907	$70,033	$43,231
______________
(1)     Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	19	17	14
Gross margin	81	83	86
Operating expenses:
Research and development	36	34	30
Sales and marketing	53	57	57
General and administrative	27	28	29
Total operating expenses	116	119	117
Loss from operations	(35)	(36)	(31)
Interest income	1	1	2
Interest expense	(1)	(2)	(5)
Other expense, net	—	(1)	—
Loss before benefit from (provision for) income taxes	(35)	(38)	(34)
Benefit from (provision for) income taxes	—	—	2
Net loss	(35)%	(38)%	(32)%
Net loss attributable to redeemable non-controlling interests	—%	—%	—%
Net loss attributable to PagerDuty, Inc.	(34.6)%	(38.2)%	(32.3)%
______________
Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended January 31, 2023 and 2022
Revenue

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$370,793	$281,396	$89,397	32%
Revenue increased by $89.4 million, or 32%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$70,434	$48,361	$22,073	46%
Gross margin	81%	83%
Cost of revenue increased by $22.1 million, or 46%, primarily due to an increase of $7.4 million in personnel expenses as a result of increased headcount and salaries, an increase of $6.3 million in amortization of intangible assets related to acquisitions, increases of $4.2 million in hosting, software, and telecom costs and $1.4 million in allocated overhead costs, both of which were to support the continued growth of the business and related infrastructure, and an increase of $1.1 million in other expenses, primarily related to merchant fees.
Research and Development

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$134,876	$95,690	$39,186	41%
Percentage of revenue	36%	34%
Research and development expenses increased by $39.2 million, or 41%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 and increased as a percentage of revenue. The increase was primarily driven by an increase in personnel expenses of $33.1 million as a result of increased headcount and salaries to support our continued investment in our platform and restructuring costs, an increase of $5.1 million in costs to support the continued growth of the business and related infrastructure, which included allocated overhead costs, and an increase of $1.0 million in travel related costs as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic.
Sales and Marketing

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$195,622	$161,624	$33,998	21%
Percentage of revenue	53%	57%

Sales and marketing expenses increased by $34.0 million, or 21%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 and decreased as a percentage of revenue. The increase was primarily due to an increase of $26.8 million in personnel expenses driven by headcount growth, increased salaries, restructuring costs, and amortization of deferred contract costs, an increase of $4.8 million in costs to support the continued growth of the business and related infrastructure, which includes allocated overhead costs, an increase of $4.2 million in travel expenses as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, partially offset by a decrease of $1.5 million in outside services and a decrease of $0.8 million in marketing costs due to decreases in brand campaigns and digital marketing.
General and Administrative

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$99,238	$77,432	$21,806	28%
Percentage of revenue	27%	28%
General and administrative expenses increased by $21.8 million, or 28%, for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 and decreased as a percentage of revenue. The increase was driven by an increase of $18.1 million in personnel expenses as a result of increased headcount, increased salaries, and restructuring costs, an increase of $1.3 million in travel expenses as a result of increased travel due to reduced travel restrictions related to the COVID-19 pandemic, and an increase of $0.9 million in costs to support the business and related infrastructure which includes allocated overhead costs.
Interest Expense

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest expense	$(5,433)	$(5,398)	$(35)	1%
Interest expense was consistent for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022 and was related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Expense, Net

	Year Ended January 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest income	$4,765	$2,946	$1,819	62%
Other expense, net	$(19)	$(2,757)	$2,738	(99)%
Interest income increased by $1.8 million for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, primarily due to favorable interest rates on our cash, cash equivalent and investment balances in the fiscal year ended January 31, 2023. Other expense, net decreased by $2.7 million for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, primarily due to higher accretion income on our cash, cash equivalent and investment balances.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit adjusted for stock-based compensation expense and related employer taxes, amortization of acquired intangible assets, and restructuring costs. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Year Ended January 31,
	2023	2022	2021
	(dollars in thousands)
Gross profit	$300,359	$233,035	$182,870
Add:
Stock-based compensation	6,827	3,751	1,702
Employer taxes related to employee stock transactions	163	131	54
Amortization of acquired intangible assets	7,401	1,120	373
Restructuring costs	357	—	—
Non-GAAP gross profit	$315,107	$238,037	$184,999

Gross margin	81%	83%	86%
Non-GAAP gross margin	85%	85%	87%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) as loss from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period, and restructuring costs. We define non-GAAP operating margin as non-GAAP operating income (loss) as a percentage of revenue.

	Year Ended January 31,
	2023	2022	2021
	(dollars in thousands)
Loss from operations	$(129,377)	$(101,711)	$(66,282)
Add:
Stock-based compensation(1)	109,907	70,033	43,231
Employer taxes related to employee stock transactions	3,096	3,017	1,609
Amortization of acquired intangible assets	10,237	3,500	1,167
Acquisition-related expenses	4,559	2,108	2,437
Restructuring costs	5,035	—	—
Non-GAAP operating income (loss)	$3,457	$(23,053)	$(17,838)

Operating margin	(35)%	(36)%	(31)%
Non-GAAP operating margin	1%	(8)%	(8)%
______________
(1)     Stock-based compensation expense above includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
Non-GAAP Net Income (Loss) Attributable to PagerDuty, Inc.
We define non-GAAP net income (loss) attributable to PagerDuty, Inc. as net loss attributable to PagerDuty, Inc. excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs and acquisition-related retention payments, which are not necessarily reflective of operational performance during a given period, restructuring costs, and the associated tax impact of these items, where applicable.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net loss attributable to PagerDuty, Inc.	$(128,423)	$(107,455)	$(68,903)
Add (Less):
Stock-based compensation(1)	109,907	70,033	43,231
Amortization of debt issuance costs(2)	1,839	1,805	7,808
Employer taxes related to employee stock transactions	3,096	3,017	1,609
Amortization of acquired intangibles assets	10,237	3,500	1,167
Acquisition-related expenses	4,559	2,108	2,437
Restructuring costs	5,035	—	—
Income tax effect of non-GAAP adjustments	(2,556)	—	(5,017)
Non-GAAP net income (loss) attributable to PagerDuty, Inc.	$3,694	$(26,992)	$(17,668)
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

Free Cash Flow
We define free cash flow as net cash (used in) provided by operating activities, less cash used for purchases of property and equipment and capitalization of internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment in order to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts and to evaluate the effectiveness of our business strategies, and to assess its liquidity.
There are a number of limitations related to the use of free cash flow as compared to net cash provided by (used in) operating activities, including that free cash flow includes capital expenditures, the benefits of which are realized in periods subsequent to those when expenditures are made.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$16,980	$(6,021)	$10,095
Less:
Purchases of property and equipment	(4,637)	(3,457)	(4,038)
Capitalization of internal-use software costs	(3,836)	(3,353)	(810)
Free cash flow	$8,507	$(12,831)	$5,247
Net cash (used in) provided by investing activities	$(86,165)	$17,376	$(49,320)
Net cash (used in) provided by financing activities	$(6,413)	$(736)	$254,367
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
As of January 31, 2023, our principal sources of liquidity were cash and cash equivalents and investments totaling $477.0 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the worldwide macroeconomic conditions, including but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, volatility in foreign currency exchange rates, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2023, we had deferred revenue of $209.1 million, of which $204.1 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$16,980	$(6,021)	$10,095
Net cash (used in) provided by investing activities	$(86,165)	$17,376	$(49,320)
Net cash (used in) provided by financing activities	$(6,413)	$(736)	$254,367
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
Cash provided by operating activities for the fiscal year ended January 31, 2023 of $17.0 million primarily related to our net loss of $129.2 million, adjusted for non-cash charges of $153.0 million and net cash outflows of $6.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $109.9 million, amortization of our deferred contract costs of $19.2 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $17.4 million, noncash lease expense of $4.1 million, amortization of debt issuance costs of $1.8 million, other charges of $1.8 million, which consist primarily of acquisition-related asset impairment and bad debt expense, and a tax benefit related to release of valuation allowance of $1.3 million. Changes in operating assets and liabilities reflected cash outflows from a $22.8 million increase in deferred contract costs due to commissions paid on new bookings, a $16.6 million increase in accounts receivable due to a combination of timing of cash collections and growth in billings, payments for operating lease liabilities of $5.8 million, a $2.9 million decrease in accounts payable and accrued expenses and other liabilities and a $2.8 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services. These amounts were partially offset by cash outflows from a $38.0 million increase in deferred revenue resulting from increased billings for subscriptions, and a $6.1 million increase in accrued compensation primarily due to increased headcount and restructuring charges.
Cash used in operating activities for the fiscal year ended January 31, 2022 of $6.0 million primarily related to our net loss of $107.5 million, adjusted for non-cash charges of $103.4 million and net cash outflows of $1.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $70.0 million, amortization of our deferred contract costs of $14.9 million, depreciation and amortization of property and equipment and capitalized implementation costs of $8.4 million, noncash lease expense of $4.5 million, other charges relating to accretion of our investments and bad debt expense of $3.8 million, and amortization of debt issuance costs of $1.8 million. Changes in operating assets and liabilities reflected cash outflows from a $26.2 million increase in deferred contract costs due to commissions paid on new bookings, a $21.6 million increase in accounts receivable due a combination of timing of cash collections and a growth in billings, and payments for operating lease liabilities of $5.3 million. These amounts were partially offset by cash outflows from a $40.3 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.8 million increase in accrued compensation primarily due to increased headcount, a $2.8 million increase in accounts payable and accrued expenses and other liabilities and a $1.3 million decrease in prepaid expenses and other assets related to timing of payments made in advance for future services.
Cash provided by operating activities for the fiscal year ended January 31, 2021 of $10.1 million primarily related to our net loss of $68.9 million, adjusted for non-cash charges of $74.2 million and net cash inflows of $4.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $43.2 million, amortization of our deferred contract costs of $11.0 million, amortization of debt discount and issuance costs of $7.8 million, depreciation and amortization of property and equipment and capitalized implementation costs of $5.3 million, and noncash lease expense of $4.4 million. Changes in operating assets and liabilities reflected cash inflows from a $34.7 million increase in deferred revenue, resulting from increased billings for subscriptions, an $11.2 million increase in accrued compensation primarily due to increased headcount, and a $0.5 million decrease in accounts payable and accrued expenses and other liabilities. These amounts were partially offset by a $17.6 million increase in accounts receivable due to a combination of timing of cash collections and a growth in billings, a $16.9 million increase in deferred contract costs due to commissions paid on new bookings, payments for operating lease liabilities of $4.1 million, and an increase of $2.0 million in prepaid expenses and other assets related to timing of payments made in advance for future services.
Investing Activities
Cash used in investing activities for the fiscal year ended January 31, 2023 of $86.2 million consisted of purchases of investments of $212.2 million, cash paid for the Catalytic acquisition, net of cash acquired, of $66.3 million, purchases of property and equipment of $4.6 million primarily for purchases of computers for new employees and to support new international office space, capitalization of internal use software costs of $3.8 million, and cash paid for an asset acquisition of $1.8 million, partially offset by proceeds from maturities of investments of $202.6 million.
Cash provided by investing activities for the fiscal year ended January 31, 2022 of $17.4 million consisted of proceeds from maturities of investments of $221.4 million, offset by purchases of investments of $197.1 million, capitalization of internal use software costs of $3.4 million, and purchases of property and equipment of $3.5 million primarily for purchases of computers for new employees and to support office space for our San Francisco office.
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
Financing Activities
Cash used in financing activities for the fiscal year ended January 31, 2023 of $6.4 million consisted primarily of $28.7 million in employee payroll taxes related to vesting of restricted stock units, partially offset by proceeds from the exercise of stock options of $10.5 million, proceeds from our ESPP of $9.9 million, and $1.9 million of cash received from the non-controlling shareholder of PagerDuty K.K.
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
Contractual Obligations and Commitments
Our estimated future obligations consist of purchase commitments, principal and interest payments related to the Notes, and payments for our leases. As of January 31, 2023, we had non-cancellable purchase commitments with certain service providers totaling approximately $61.3 million, principal and interest payments in conjunction with the Notes of $296.5 million, and lease payments of $20.0 million. Refer to Note 10, “Commitments and Contingencies” for additional information.
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
Term-license software subscriptions
Our on-premise software subscriptions are primarily term (or time-based) license subscriptions to our platform, which include both open source and proprietary software as well as support, patches, and the right to receive unspecified software updates and upgrades released when and if available during the subscription. Our term-license software subscription agreements generally have annual contractual terms. We account for the license to the software and support as two separate performance obligations. As the open source software is publicly available at no cost to the customer, we have determined that there is no value to be assigned to the open source software in our term-license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term-license software subscription period has begun. We have concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. We use a time-based output method to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. We recognize support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
We estimate the fair value of stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the estimated fair value of our common stock, as well as certain assumptions including the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions and estimates used in the determination of the fair value of stock options include expected volatility, expected term, risk-free rate, and expected dividend yield.
We estimate the fair value of RSUs and PSUs at its stock price on the grant date.
We estimate the fair value of shares to be issued under the employee stock purchase plan (the “ESPP”) on the first day of the offering period using the Black-Scholes valuation model, which is impacted by the estimated fair value of our common stock, as well as certain assumptions including the expected volatility over the term of the offering period, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions used in the determination of the fair value of the ESPP are the same as those used in the determination of the fair value of our stock options.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of January 31, 2023, we had cash, cash equivalents and investments totaling $477.0 million, invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as available-for-sale investments, including those with stated maturities beyond twelve months, are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, we may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of January 31, 2023, our available-for-sale investments are recorded as current on our consolidated balance sheets.
In June 2020, we issued the Notes with an aggregate principal amount of $287.5 million. The Notes have a fixed annual interest rate of 1.25%; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 5, “Fair Value Measurements” to our consolidated financial statements for more information.
As of January 31, 2023, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Primarily all of our sales are denominated in U.S. dollars, and therefore substantially all of our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, Australia, Switzerland, and Portugal. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 8. Financial Statements and Supplementary Data

PAGERDUTY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

Revenue Recognition
Description of the Matter
The Company’s revenue totaled $370.8 million for the year ended January 31, 2023. As described in Note 2 to the consolidated financial statements, the Company primarily generates revenue from cloud-hosted subscription fees, with the majority of its revenue recognized from such arrangements. In order to recognize revenue, the Company evaluates whether promises made to customers represent distinct performance obligations, the appropriate measure of the transfer of control and when the transfer of control has occurred. These assessments can require significant judgment, particularly when contracts include non-standard terms.

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

Our audit procedures included, among others, reading a sample of contracts and evaluating whether management appropriately identified and considered terms within those documents that would affect revenue recognition. Additionally, to verify completeness of non-standard terms and conditions, we obtained confirmations of terms and conditions for a sample of arrangements with customers.

/s/	Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
March 16, 2023

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PagerDuty, Inc.’s internal control over financial reporting as of January 31, 2023, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, PagerDuty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Catalytic, Inc., which is included in the January 31, 2023 consolidated financial statements of the Company and constituted less than 1% of total and net assets as of January 31, 2023 and approximately 1% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal controls over financial reporting of Catalytic, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 16, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
March 16, 2023

PAGERDUTY, INC.
Consolidated Balance Sheets
(in thousands)

	As of January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$274,019	$349,785
Investments	202,948	193,571
Accounts receivable, net of allowance for credit losses of $2,014 and $1,809 as of January 31, 2023 and January 31, 2022, respectively	91,345	75,279
Deferred contract costs, current	18,674	16,672
Prepaid expenses and other current assets	13,350	9,777
Total current assets	600,336	645,084
Property and equipment, net	18,390	18,229
Deferred contract costs, non-current	27,715	26,159
Lease right-of-use assets	13,982	20,227
Goodwill	118,862	72,126
Intangible assets, net	37,224	23,133
Other assets	1,364	1,490
Total assets	$817,873	$806,448
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,398	$9,505
Accrued expenses and other current liabilities	11,804	13,640
Accrued compensation	41,834	35,327
Deferred revenue, current	204,137	162,881
Lease liabilities, current	5,904	5,637
Total current liabilities	271,077	226,990
Convertible senior notes, net	282,908	281,069
Deferred revenue, non-current	4,914	7,343
Lease liabilities, non-current	12,704	20,912
Other liabilities	4,184	3,159
Total liabilities	575,787	539,473
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	1,108	—
Stockholders’ equity:
Common stock, $0.000005 par value per share: 1,000,000,000 shares authorized as of January 31, 2023 and 2022; 91,178,671 and 86,758,380 shares issued and outstanding as of January 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	719,816	616,467
Accumulated other comprehensive loss	(1,592)	(669)
Accumulated deficit	(477,246)	(348,823)
Total stockholders’ equity	240,978	266,975
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$817,873	$806,448

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue	$370,793	$281,396	$213,556
Cost of revenue	70,434	48,361	30,686
Gross profit	300,359	233,035	182,870
Operating expenses:
Research and development	134,876	95,690	64,566
Sales and marketing	195,622	161,624	122,155
General and administrative	99,238	77,432	62,431
Total operating expenses	429,736	334,746	249,152
Loss from operations	(129,377)	(101,711)	(66,282)
Interest income	4,765	2,946	4,232
Interest expense	(5,433)	(5,398)	(9,965)
Other expense, net	(19)	(2,757)	(794)
Loss before benefit from (provision for) income taxes	(130,064)	(106,920)	(72,809)
Benefit from (provision for) income taxes	839	(535)	3,906
Net loss	$(129,225)	$(107,455)	$(68,903)
Net loss attributable to redeemable non-controlling interest	(802)	—	—
Net loss attributable to PagerDuty, Inc.	(128,423)	(107,455)	(68,903)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(1.45)	$(1.27)	$(0.87)
Weighted average shares used in calculating net loss per share, basic and diluted	88,721	84,514	79,614
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(129,225)	$(107,455)	$(68,903)
Unrealized (loss) gain on investments	(772)	(1,012)	206
Foreign currency translation adjustments	(151)	—	—
Total comprehensive loss	$(130,148)	$(108,467)	$(68,697)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(802)	—	—
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	2	—	—
Comprehensive loss attributable to redeemable non-controlling interest	(800)	—	—
Comprehensive loss attributable to PagerDuty, Inc.	$(129,348)	$(108,467)	$(68,697)

PAGERDUTY, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	77,793,540	$—	$487,008	$137	$(179,207)	$307,938
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	2,908,262	—	14,107	—	—	14,107
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	379,129	—	(8,207)	—	—	(8,207)
Vesting of early exercised options	—	—	507	—	—	507
Equity component of convertible senior notes, net of issuance costs	—	—	68,478	—	—	68,478
Purchases of capped calls related to convertible senior notes	—	—	(35,708)	—	—	(35,708)
Shares issued related to a business combination	1,499,651	—	38,936	—	—	38,936
Issuance of common stock in connection with the Employee Stock Purchase Plan	301,842	—	5,986	—	—	5,986
Stock-based compensation	—	—	43,387	—	—	43,387
Other comprehensive income	—	—	—	206	—	206
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(68,903)	(68,903)
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(68,478)	—	6,742	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	2,603,432	—	15,099	—	—	15,099
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	925,400	—	(23,586)	—	—	(23,586)
Shares issued related to a business combination	2,073	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	345,051	—	7,742	—	—	7,742
Stock-based compensation	—	—	71,196	—	—	71,196
Other comprehensive loss	—	—	—	(1,012)	—	(1,012)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(107,455)	(107,455)
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	2,093,724	—	10,917	—	—	10,917
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,768,163	—	(28,677)	—	—	(28,677)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	495,432	—	9,875	—	—	9,875
Stock-based compensation	—	—	111,234	—	—	111,234
Other comprehensive loss	—	—	—	(923)	—	(923)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(128,423)	(128,423)
Balances as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	$240,978

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc.	$(128,423)	$(107,455)	$(68,903)
Net loss attributable to redeemable non-controlling interest (Note 3)	(802)	—	—
Net loss	(129,225)	(107,455)	(68,903)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,429	8,356	5,270
Amortization of deferred contract costs	19,247	14,923	10,977
Stock-based compensation	109,907	70,033	43,231
Amortization of debt discount and issuance costs(1)	1,839	1,805	7,808
Noncash lease expense	4,073	4,464	4,398
Tax benefit related to release of valuation allowance	(1,330)	—	—
Other	1,841	3,770	2,518
Changes in operating assets and liabilities:
Accounts receivable	(16,586)	(21,594)	(17,637)
Deferred contract costs	(22,805)	(26,167)	(16,876)
Prepaid expenses and other assets	(2,843)	1,279	(2,022)
Accounts payable	(1,473)	2,901	316
Accrued expenses and other liabilities	(1,444)	(99)	(810)
Accrued compensation	6,147	6,766	11,184
Deferred revenue	37,971	40,252	34,723
Lease liabilities	(5,768)	(5,255)	(4,082)
Net cash provided by (used in) operating activities	16,980	(6,021)	10,095
Cash flows from investing activities
Purchases of property and equipment	(4,637)	(3,457)	(4,038)
Capitalized internal-use software costs	(3,836)	(3,353)	(810)
Business acquisition, net of cash acquired	(66,262)	(160)	(49,656)
Asset acquisition	(1,845)	—	—
Proceeds from maturities of held-to-maturity investments	—	—	28,040
Purchases of available-for-sale investments	(212,210)	(197,093)	(222,042)
Proceeds from maturities of available-for-sale investments	202,625	194,059	189,901
Proceeds from sales of available-for-sale investments	—	27,380	9,285
Net cash (used in) provided by investing activities	(86,165)	17,376	(49,320)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $9,302	—	—	278,198
Purchases of capped calls related to convertible senior notes	—	—	(35,708)
Investment from redeemable non-controlling interest holder	1,908	—	—
Proceeds from issuance of common stock upon exercise of stock options	10,481	15,108	14,098
Proceeds from Employee Stock Purchase Plan	9,875	7,742	5,986
Employee payroll taxes paid related to net share settlement of restricted stock units	(28,677)	(23,586)	(8,207)
Net cash (used in) provided by financing activities	(6,413)	(736)	254,367
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(168)	—	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(75,766)	10,619	215,142
Cash, cash equivalents, and restricted cash at beginning of period	349,785	339,166	124,024
Cash, cash equivalents, and restricted cash at end of period	$274,019	$349,785	$339,166
______________
(1)     During the first quarter of fiscal 2022, the Company early adopted ASU 2020-06 which resulted in the elimination of amortization of debt discount on its 1.25% Convertible Senior Notes (the “Notes”) from February 1, 2021.

	Year Ended January 31,
	2023	2022	2021
Supplemental cash flow data:
Cash paid for interest	$3,594	$1,797	$1,857
Cash paid for taxes	$168	$324	$4
Non-cash investing and financing activities:
Vesting of early exercised options	$—	$—	$507
Fair value of common stock issued as consideration for a business combination	$—	$—	$38,936
Purchase of property and equipment, accrued but not yet paid	$159	$2,666	$572
Payments related to a business acquisition, accrued but not yet paid	$—	$—	$160
Stock-based compensation capitalized in internal use software	$1,320	$1,163	$156
Unpaid bonus capitalized in internal use software	$354	$189	$—
Receivables for cash in-transit on stock options	$436	$—	$—
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the results of the Company, its wholly owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, the determination of the allowance for credit losses, fair value of acquired assets and assumed liabilities, and estimates related to the Company’s revenue recognition, such as the assessment of performance obligations in the Company’s revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Cloud-hosted software subscriptions
The Company’s cloud-hosted software subscriptions allow customers to use its cloud-hosted software over the contract period without taking possession of the software. The Company’s cloud-hosted software subscription agreements generally have monthly or annual contractual terms. Revenue related to the Company’s cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that the Company’s platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Accounts Receivable and Related Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. The allowance is based upon historical loss patterns, customer credit quality, the age of each past due invoice, and an evaluation of the potential risk of loss associated with delinquent accounts. The allowance also reflects current market conditions and reasonable and supportable forecasts of future economic conditions. The allowance for credit losses was $2.0 million and $1.8 million as of January 31, 2023 and January 31, 2022, respectively.
Activity related to the Company’s allowance for credit losses on accounts receivable was as follows:

Amount
(in thousands)
Balance as of January 31, 2021	$1,188
Charged to bad debt expense	1,099
Write-offs, net of recoveries	(478)
Balance as of January 31, 2022	$1,809
Charged to bad debt expense	1,063
Write-offs, net of recoveries	(858)
Balance as of January 31, 2023	$2,014
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
The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. For contracts with terms of more than a year, the Company has determined its contracts generally do not include a significant financing component as the majority relate to contracts that are billed annually in advance. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s cloud- hosted software subscription, not to receive financing from its customers or to provide customers with financing.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Deferred contract costs on the Company’s consolidated balance sheets were $46.4 million and $42.8 million as of January 31, 2023 and 2022, respectively. Amortization expense was $19.2 million, $14.9 million, and $11.0 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
The following table represents a rollforward of the Company’s deferred contract costs:

Amount
(in thousands)
Balance as of January 31, 2021	$31,587
Additions to deferred contract costs	26,167
Amortization of deferred contract costs	(14,923)
Balance as of January 31, 2022	$42,831
Additions to deferred contract costs	22,805
Amortization of deferred contract costs	(19,247)
Balance as of January 31, 2023	$46,389
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, and accounts receivable. All of the Company’s cash equivalents and investments are invested in money market funds, United States (“U.S.”) Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality. The Company’s cash, cash equivalents, and available-for-sale investments are spread across several different financial institutions.
No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2023 or 2022. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2023, 2022, or 2021.
Cost of Revenue
Cost of revenue primarily consists of expenses related to providing the Company’s cloud- hosted software subscription to customers, including personnel expenses for operations and global support, payments to the Company’s third-party cloud infrastructure providers for hosting the Company’s software, payment processing fees, amortization of capitalized internal-use software costs, amortization of acquired developed technology, and allocated overhead costs for facilities, information technology, and other allocated overhead costs.
Foreign Currency Translation
The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, although the Company has one subsidiary use the local currency as its functional currency for the fiscal year ended January 31, 2023. When a consolidated entity’s functional currency is the local currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenue and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations for the period. Realized foreign currency transaction gains and losses for the fiscal years ended January 31, 2023, 2022, and 2021 were not material.
Cash and Cash Equivalents

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Cash and cash equivalents consist of cash on hand, highly liquid investments with original maturities of three months or less from the date of purchase, and money market funds.
Investments
The Company’s investments are classified as available-for-sale and consist of highly liquid investments, primarily commercial paper, corporate debt securities, U.S. Government agency securities, and U.S. Treasury securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized revenue from the sales of its product to related parties of $1.3 million, $2.5 million and $1.1 million in the fiscal years ended January 31, 2023, 2022, and 2021, respectively, and billings of $1.8 million, $2.2 million, and $1.1 million in the fiscal years ended January 31, 2023, 2022, and 2021, respectively. Additionally, the Company recognized expenses related to purchases $1.2 million and had $1.1 million in cash disbursements to these companies during the fiscal year ended January 31, 2021. Other related party transactions were not material for the fiscal years ended January 31, 2023, 2022, or 2021.
Property and Equipment, Net
Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.
The Company periodically reviews the estimated lives of property and equipment. If the estimated useful life assumption is reduced for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
Research and Development Expense
Research and development expenses consist primarily of personnel costs for the Company’s engineering, product, and design teams. Additionally, research and development expenses include contractor fees, depreciation of

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

equipment used in research and development activities, acquisition-related expenses, and allocated overhead costs. Research and development costs are expensed as incurred.
Internal-Use Software Costs
The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $4.8 million, $4.7 million, and $1.0 million during the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
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
Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the fiscal years ended January 31, 2023, 2022, or 2021.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $7.3 million, $10.6 million, and $10.1 million for the years ended January 31, 2023, 2022, and 2021, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the estimated fair value of the award on the grant date.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The Company estimates the fair value of stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the estimated fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions and estimates used in the determination of the fair value of stock options include expected volatility, expected term, risk-free rate, and expected dividend yield.
The Company estimates the fair value of RSUs and PSUs at its stock price on the grant date.
The Company estimates the fair value of shares to be issued under the employee stock purchase plan (the “ESPP”) on the first day of the offering period using the Black-Scholes valuation model, which is impacted by the estimated fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the offering period, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions used in the determination of the fair value of the ESPP are the same as those used in the determination of the fair value of the Company’s stock options.
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
Net Loss Per Share

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standard Update No. 2021-08 (“ASU 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company early adopted ASU 2022-08 as of February 1, 2022 using the prospective method. The adoption of the standard impacted the accounting for the acquisition of Catalytic, Inc. (“Catalytic”) requiring the Company to measure acquired contract assets and liabilities in accordance with ASC 606. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.
3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K, which is a variable interest entity. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

January 31, 2023
(in thousands)
Balance at beginning of period	$—
Investment by redeemable non-controlling interest	1,908
Net loss attributable to redeemable non-controlling interest	(802)
Foreign currency translation adjustments	2
Balance at end of period	$1,108
4. Balance Sheet Components
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Cash and cash equivalents
Cash	$67,151	$268,091
Money market funds	206,868	73,194
Commercial paper	—	5,500
U.S. Treasury securities	—	3,000
Total cash and cash equivalents	$274,019	$349,785
Available-for-sale investments
U.S. Treasury securities	$51,387	$41,105
Commercial paper	34,798	39,483
Corporate debt securities	108,827	112,983
U.S. Government agency securities	7,936	—
Total available-for-sale investments	$202,948	$193,571
The following tables summarize the Company’s investments’ adjusted cost, net unrealized (losses) gains, and fair value by significant investment category as of January 31, 2023 and 2022. Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal years ended January 31, 2023 and 2022.

	As of January 31, 2023
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments
U.S. Treasury securities	$51,400	$(13)	$51,387
Commercial paper	34,926	(128)	34,798
Corporate debt securities	110,063	(1,236)	108,827
U.S. Government agency securities	8,000	(64)	7,936
Total investments	$204,389	$(1,441)	$202,948

	As of January 31, 2022
	Cost Basis	Unrealized Loss, Net	Recorded Basis
	(in thousands)
Available-for-sale investments
U.S. Treasury securities	$41,147	$(42)	$41,105
Commercial paper	39,528	(45)	39,483
Corporate debt securities	113,565	(582)	112,983
Total investments	$194,240	$(669)	$193,571
The following tables present the Company’s available-for-sale securities by contractual maturity date as of January 31, 2023 and 2022:

	As of January 31, 2023
	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$139,443	$138,625
Due between one to five years	64,946	64,323
	$204,389	$202,948

	January 31, 2022
	Adjusted Cost	Fair Value
	(in thousands)
Due within one year	$154,692	$154,455
Due between one to five years	39,548	39,116
	$194,240	$193,571
As of January 31, 2023, there were 81 available-for-sale securities in an unrealized loss position, 21 of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the 21 securities in an unrealized loss position as of January 31, 2023 was $0.7 million. As of January 31, 2022, there were 69 available-for-sale securities in an unrealized loss position, seven of which were in a continuous unrealized loss position for the last 12 months. The total unrealized loss related to the seven securities was $0.7 million
When evaluating investments for impairment, the Company reviews factors such as the extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities. The Company has not recorded an allowance for credit losses, as the Company believes any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Leasehold improvements	$15,585	$15,392
Computers and equipment	9,426	7,483
Furniture and fixtures	4,730	4,686
Capitalized internal-use software	10,971	6,136
Gross property and equipment(1)	$40,712	$33,697
Accumulated depreciation and amortization	(22,322)	(15,468)
Property and equipment, net	$18,390	$18,229
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $6.0 million and $6.9 million that had not yet been placed in service as of January 31, 2023 and January 31, 2022, respectively. The costs associated with construction-in-progress are not amortized until placed in service.

Depreciation and amortization expense was $6.8 million, $4.6 million, and $3.8 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
The carrying values of capitalized internal-use software were $8.8 million and $5.2 million for the fiscal years ended January 31, 2023 and 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Accrued professional fees	$4,926	$3,790
Accrued events	952	463
Accrued hosting and infrastructure	1,384	1,495
Accrued taxes	1,711	1,056
Accrued liabilities, other	2,831	6,836
Accrued expenses and other liabilities	$11,804	$13,640
Accrued Compensation
Accrued compensation consisted of the following:

	As of January 31,
	2023	2022
	(in thousands)
Accrued bonuses	$15,594	$13,480
Accrued compensation, other	26,240	21,847
Accrued compensation	$41,834	$35,327
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$206,868	$—	$—	$206,868
U.S. Treasury securities	—	51,387	—	51,387
Commercial paper	—	34,798	—	34,798
Corporate debt securities	—	108,827	—	108,827
U.S. Government agency securities	—	7,936	—	7,936
Total	$206,868	$202,948	$—	$409,816
Included in cash equivalents				$206,868
Included in investments				$202,948

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$73,194	$—	$—	$73,194
U.S. Treasury securities	3,000	41,105	—	44,105
Commercial paper	5,500	39,483	—	44,983
Corporate debt securities	—	112,983	—	112,983
Total	$81,694	$193,571	$—	$275,265
Included in cash equivalents				$81,694
Included in investments				$193,571
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2023 and 2022, the Company’s Level 2 securities were valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical or comparable securities which may not be actively traded.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of January 31, 2023, the estimated fair value of the Notes was approximately $304.8 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
6. Business Combinations
Year ended January 31, 2023
On March 8, 2022, the Company completed the acquisition of Catalytic, a provider of a no-code/low-code workflow automation application. The Company acquired Catalytic for purchase consideration of $68.8 million in cash. The acquisition was accounted for as a business combination and the acquired assets and liabilities were recorded at their preliminary fair values on the acquisition date and any excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of January 31, 2023, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the fair values of acquired assets and liabilities recorded in the Company’s consolidated balance sheet as of the acquisition date:

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
In connection with the acquisition, the Company recognized a net deferred tax liability for approximately $1.3 million, generated primarily from the difference between the tax basis and fair value of the acquired intangible assets, which increased goodwill. As the Company has a full valuation allowance as of January 31, 2023, the Company recorded an income tax benefit for this net deferred tax liability in the consolidated statement of operations for the fiscal year ended January 31, 2023. Refer to Note 14, "Income Taxes", for further information.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$19,200	3
Customer relationships	$2,600	10
The Company also entered into holdback agreements with the two founders of Catalytic with $3.4 million held back in cash which are subject to the recipients’ continued service with the Company and thus excluded from the purchase price and will be recognized ratably as research and development expense over the original required two-year service period. Subsequent to the acquisition, in the fiscal year ended January 31, 2023, one of the original holdback agreement was amended, resulting in the acceleration of $1.6 million of research and development expense relating to a portion of the holdback agreement.
From the date of the acquisition, the financial results of Catalytic have been included in and are immaterial to the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the consolidated financial statements in any period presented.
The Company did not complete any other business combinations in the fiscal year ended January 31, 2023.
Year ended January 31, 2022
There were no business combinations in the year ended January 31, 2022.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2023 and 2022 are as follows:

Goodwill
(in thousands)
Balance as of January 31, 2021	$72,126
Goodwill resulting from business combination	—
Balance as of January 31, 2022	$72,126
Goodwill resulting from business combination	46,736
Balance as of January 31, 2023	$118,862
Intangible assets subject to amortization consist of the following:

	As of January 31, 2023
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$24,400	$(5,319)	$19,081	7.9
Developed technology	24,800	(8,342)	16,458	2.3
Trademarks	400	(400)	—	0.0
Assembled workforce	2,527	(842)	1,685	1.3
Other intangibles, net	$52,127	$(14,903)	$37,224

	As of January 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$21,800	$(2,907)	$18,893	8.7
Developed technology	5,600	(1,493)	4,107	3.7
Trademarks	400	(267)	133	0.7
Other intangibles, net	$27,800	$(4,667)	$23,133

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

For the fiscal years ended January 31, 2023, 2022 and 2021, amortization expense related to intangible assets was $10.2 million, $3.5 million and $1.2 million.
As of January 31, 2023, expected amortization expense in future periods is as follows:

Year ending January 31,
(in thousands)
2024	$11,224
2025	10,381
2026	3,858
2027	2,440
2028	2,440
Thereafter	6,881
Total expected future amortization expense	$37,224

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
The following tables present information about leases on the consolidated balance sheet.

	As of January 31,
	2023	2022
	(in thousands)
Assets
Lease right-of-use assets	$13,982	$20,227
Liabilities
Lease liabilities	5,904	5,637
Lease liabilities, non-current	12,704	20,912

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

As of January 31, 2023 and 2022, the weighted average remaining lease term was 3.8 years and 4.8 years, respectively. As of January 31, 2023 and 2022, the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the consolidated statement of operations.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Operating lease expense	$5,651	$5,574	$5,769
Short-term lease expense	1,842	756	879
Variable lease expense	1,363	939	1,325

The following table presents supplemental cash flow information about the Company’s leases.

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,025	$6,319	$5,416
As of January 31, 2023, remaining maturities of lease liabilities are as follows:

Year ending January 31,
(in thousands)
2024	$6,482
2025	6,402
2026	2,244
2027	1,910
2028	1,967
Thereafter	1,011
Gross lease payments	$20,016
Less: Imputed interest	(1,408)
Total	$18,608
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
The carrying amount of the Notes is $282.9 million as of January 31, 2023, with principal of $287.5 million, net of unamortized issuance costs of $4.6 million. The Notes were classified as long-term liabilities as of January 31,

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

2023. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the liability component of the Notes as of January 31, 2023 and 2022 is as follows:

	As of January 31,
	2023	2022
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized issuance costs	(4,592)	(6,431)
Net carrying amount	$282,908	$281,069
Interest expense recognized related to the Notes during the year ended January 31, 2023, 2022, and 2021 is as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Contractual interest expense	$3,594	$3,594	$2,157
Amortization of debt discount	—	—	7,104
Amortization of debt issuance costs	1,839	1,804	704
Total interest expense related to the Notes	$5,433	$5,398	$9,965
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
Each of the Capped Calls has an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $61.66 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of the Company’s common stock. The Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances.
10. Commitments and Contingencies
Contractual Commitments
As of January 31, 2023, the Company’s contractual obligations are as follows for the years ending January 31:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	Operating Lease Obligations(1)	Purchase Commitments(2)	Senior Convertible Notes(3)	Total
Year ending January 31,	(in thousands)
2024	$6,482	$38,065	$3,594	$48,141
2025	6,402	21,846	3,594	31,842
2026	2,244	1,346	289,297	292,887
2027	1,910	—	—	1,910
2028	1,967	—	—	1,967
Thereafter	1,011	—	—	1,011
Total	$20,016	$61,257	$296,485	$377,758
(1) Represents obligations under non-cancellable lease agreements for the Company’s corporate headquarters and worldwide offices.
(2) Primarily relates to contractual third-party services.
(3) Includes principal and interest payments. For more information regarding the Company’s convertible senior notes, refer to Note 9, “Debt and Financing Arrangements”.
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
In the ordinary course of business, the Company may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Deferred revenue, beginning of period	$170,224	$129,972	$92,569
Billings	408,764	321,648	248,279
Deferred revenue assumed in business combinations	856	—	2,680
Revenue recognized	(370,793)	(281,396)	(213,556)
Deferred revenue, end of period	$209,051	$170,224	$129,972
Approximately 44%, 44%, and 41% of total revenue recognized in the fiscal years ended January 31, 2023, 2022, and 2021 was from the deferred revenue balance as of January 31, 2022, 2021 and 2020, respectively.
As of January 31, 2023, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $188.0 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.
12. Common Stock and Stockholders’ Equity
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s IPO in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of January 31, 2023 and January 31, 2022, respectively, the Company was authorized to grant up to 28,881,327 shares and 23,343,378 shares of common stock under the Stock Plans.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of January 31, 2023 and January 31, 2022, there were 13,581,239 shares and 14,185,048 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

January 31, 2023
Outstanding stock options and unvested RSUs and PSUs	15,752,820
Available for future stock option, RSU, and PSU grants	13,581,239
Available for ESPP	2,971,223
Total common stock reserved at January 31, 2023	32,305,282

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2022	8,375,866	$9.28	6.1	$198,828
Granted	24,882	$34.22
Exercised	(2,093,704)	$5.21
Canceled	(156,063)	$15.56
Outstanding at January 31, 2023	6,150,981	$10.61	5.3	$117,986
Vested as of January 31, 2023	5,538,328	$9.23	5.1	$113,852
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Year Ended January 31,
	2023	2022	2021
Expected dividend yield	—	—	—
Expected volatility	47.1%	43.8% - 46.9%	43.0% - 44.1%
Expected term (years)	6.1	6.1	3.7 - 6.1
Risk-free interest rate	2.50%	1.04% - 1.35%	0.20% - 0.52%
Stock options granted during the fiscal years ended January 31, 2023, 2022, and 2021 had a weighted average grant date fair value of $16.46, $18.26, and $15.16 per share, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2023, 2022, and 2021 was $50.8 million, $91.0 million, and $72.1 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of January 31, 2023, there was approximately $7.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	6,028,201	$34.77
Granted	6,022,637	$30.81
Vested	(1,721,589)	$33.25
Forfeited or canceled	(2,316,767)	$33.26
Outstanding at January 31, 2023	8,012,482	$32.55

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of January 31, 2023, there was $244.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.7 years based on vesting under the award service conditions.
Performance Stock Units
On March 8, 2022, the Compensation Committee of the board of directors of the Company certified the results of PagerDuty’s operating plan for the fiscal year ended January 31, 2022. Based on the results, the PSUs granted in April 2021 (“2021 PSU Awards”) were earned at an attainment of 129%.
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2022	117,701	$41.17
Granted(1)	767,409	$32.64
Vested	(47,416)	$41.17
Forfeited or canceled	(46,968)	$40.71
Performance adjustment for 2021 PSU Awards	34,332	$41.17
Outstanding at January 31, 2023	825,058	$33.27
(1)This amount represents awards granted at 100% attainment.
In April 2021, the Company granted PSUs to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of performance at the end of the stated performance period. The performance condition is based on the level of achievement of a Company target related to PagerDuty’s operating plan for fiscal 2022. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s stock to be received based on the performance condition can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant and recorded over the vesting period under the graded-vesting attribution method, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition.
During the year ended January 31, 2023, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
As of January 31, 2023, total unrecognized stock-based compensation cost related to PSUs was $0.6 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 0.8 years.
Employee Stock Purchase Plan
The Company’s ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s stock as of the beginning of the offering period or (2) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the periods:

Year Ended January 31,
	2023	2022	2021
Expected dividend yield	—	—	—
Expected volatility	44.1% - 65.6%	41.2% - 53.9%	39.2% - 61.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.1
Risk-free interest rate	0.11% - 4.62%	0.05% - 1.64%	0.08% - 2.39%
During the fiscal years ended January 31, 2023, 2022 and 2021, the Company recognized $4.9 million, $4.7 million, and $5.3 million of stock-based compensation expense related to the ESPP, respectively, and withheld $10.0 million, $9.7 million, and $6.2 million in contributions from employees, respectively. In the fiscal year ended January 31, 2023, 495,432 shares of common stock were issued at a weighted average purchase price of $19.93. In the fiscal year ended January 31, 2022, 345,051 shares of common stock were issued at a weighted average purchase price of $22.44. In the fiscal year ended January 31, 2021, 301,842 shares of common stock were issued at a weighted average purchase price of $19.83 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$6,827	$3,751	$1,702
Research and development	39,012	23,764	11,095
Sales and marketing(1)	29,804	19,012	14,733
General and administrative	34,264	23,506	15,701
Total	$109,907	$70,033	$43,231
(1)     Stock-based compensation expense includes a one-time stock-based compensation expense of $3.1 million related to the modification of certain stock option awards in the fiscal year ended January 31, 2021.
13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended January 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc.	$(128,423)	$(107,455)	$(68,903)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	88,721	84,514	79,614
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(1.45)	$(1.27)	$(0.87)

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2023	2022	2021
	(in thousands)
Shares subject to outstanding common stock awards	14,989	14,522	15,149
Shares issuable pursuant to the 2019 Employee Stock Purchase Plan	106	71	73
Restricted stock issued to acquire key personnel	63	122	261
Convertible senior notes	7,173	7,173	7,173
Total	22,331	21,888	22,656

14. Income Taxes
The components of loss before income taxes are as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Domestic	$(130,971)	$(111,426)	$(77,956)
Foreign	907	4,506	5,147
Loss before provision (benefit from) for income taxes	$(130,064)	$(106,920)	$(72,809)

The components of the provision (benefit from) for income taxes are as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Current
Federal	$—	$—	$—
State	—	—	(41)
Foreign	267	181	452
Total current tax expense	$267	$181	$411
Deferred
Federal	$(794)	$—	$(4,038)
State	(536)	—	(977)
Foreign	224	354	698
Total deferred tax expense (benefit)	$(1,106)	$354	$(4,317)
Provision (benefit from) for income taxes	$(839)	$535	$(3,906)

A reconciliation of the Company’s recorded provision for (benefit from) income taxes to the amount of taxes computed at the U.S. statutory rate is as follows:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Income taxes computed at U.S. federal statutory rate	$(27,313)	$(22,453)	$(15,291)
State taxes, net of federal benefit	(5,044)	(8,652)	(5,012)
Stock-based compensation	554	(15,423)	(8,443)
Foreign rate differential	300	(411)	69
Tax credits, net of FIN48 reserves	(1,789)	(1,426)	(846)
Change in valuation allowance	31,350	48,364	25,076
Other	1,103	536	541
(Benefit from) provision for income taxes	$(839)	$535	$(3,906)

The lower income tax provision in fiscal 2023 and 2021 relative to fiscal 2022 was primarily due to a reduction in the valuation allowance from the increase in the deferred tax liability associated with the acquired intangible assets from the acquisition of Catalytic and Rundeck, resulting in a $1.3 million and $5.0 million deferred tax benefit, respectively.
Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of January 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$117,735	$100,770
Capitalized research and development	25,568	—
Allowances and accruals	10,154	8,564
Stock-based compensation	11,549	11,343
Charitable contributions	3,997	4,025
Tax credits	12,105	9,035
Lease liabilities	4,659	6,798
Other	1,519	2,475
Gross deferred tax assets	$187,286	$143,010
Less: valuation allowance	(162,865)	(122,091)
Net deferred tax assets	$24,421	$20,919
Deferred tax liabilities:
Deferred commissions	$(12,089)	$(11,156)
Intangible assets	(11,544)	(6,608)
Lease assets	(3,497)	(5,169)
Other	(324)	(113)
Gross deferred tax liabilities	$(27,454)	$(23,046)
Net deferred tax liabilities	$(3,033)	$(2,127)
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in the United States and Japan, the Company believes that it is more likely than not that its U.S., federal and state, and Japan deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance on such deferred tax assets. The valuation allowance against its various deferred tax assets increased by $40.8 million and $64.1 million during the fiscal years ended January 31, 2023 and 2022, respectively.
As of January 31, 2023, the Company had federal net operating loss carryforwards in the amount of $451.5 million. Beginning in 2030, $70.5 million of the federal net operating losses will begin to expire. The remaining $381.0 million will carry forward indefinitely. As of January 31, 2023, the Company had state and foreign net operating loss carryforwards in the amount of $27.9 million, and $3.2 million, respectively, which begin to expire in 2028 and 2033, respectively. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.
As of January 31, 2023, the Company had federal, California, and Canadian research and development credit carryforwards of $11.2 million, $6.4 million, and $1.7 million, respectively. The federal research and development credits will begin to expire in 2031, the California research and development credits have no expiration, and the Canadian research and development credits will begin to expire in 2042.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of period	$6,190	$5,018	$4,043
Additions related to prior years	85	86	29
Reductions related to prior years	(18)	(70)	(8)
Additions related to current year	1,304	1,156	591
Additions related to acquired positions	162	—	363
Balance at end of period	$7,723	$6,190	$5,018

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2016 and onwards. Due to its U.S. federal and state valuation allowance, $1.0 million, $1.1 million, and $1.0 million of unrecognized tax benefits as of January 31, 2023, 2022, and 2021, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2023. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly decrease in the next 12 months.
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
15. Geographic Information
Revenue by location is determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2023	2022	2021
	(in thousands)
United States	$283,266	$212,829	$163,313
International	87,527	68,567	50,243
Total	$370,793	$281,396	$213,556
Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2023, 2022, or 2021. As of January 31, 2023, 88% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 10% were located in Canada, 1% were located in Portugal, and 1% were located in the United Kingdom. As of January 31, 2022, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States and 14% was located in Canada.
16. Restructuring Costs
On January 24, 2023, as part of the Company’s ongoing actions to drive efficient growth and expand operating margins, the Company announced that it will implement changes including reallocating certain roles and realigning teams to continue to improve operational resiliency and agility. The immediate impact is a 7% reduction

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

in headcount, as some roles are eliminated and new roles created in high-talent, lower-cost geographies. During the fiscal year ended January 31, 2023, the Company incurred costs associated with the restructuring plan of approximately $5.0 million which is primarily comprised of severance payments, employee benefit contributions and other related costs. In connection with this action, the Company recorded the restructuring costs within the cost of sales, research and development, sales and marketing, and general and administrative operating expense line items of its consolidated statements of operations as of January 31, 2023. The majority of the amounts accrued are expected to be paid in the three months ended April 30, 2023.

17. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company is responsible for the administrative costs of the 401(k) plan, and effective July 1, 2019, the Company implemented an employer matching contribution. Effective January 1, 2022, the employer matching contribution was increased from one percent (1%) of each participant’s employee contributions of at least 1% of eligible wages during the period to two percent (2%) of each participant’s employee contributions of at least 2% of eligible wages during the period. During the fiscal years ended January 31, 2023, 2022, and 2021, the Company recognized expense of $2.6 million, $1.3 million, and $0.8 million, respectively, related to matching contributions.
18. Subsequent Events
The Company has evaluated subsequent events through March 16, 2023.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Catalytic, Inc. which are included in the consolidated financial statements of PagerDuty, Inc. and constituted approximately 1% of total revenues for the year ended January 31, 2023 and less than 1% of total assets as of January 31, 2023.
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

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct and Ethics applicable to all of our employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the SEC. This code is publicly available on our website at www.pagerduty.com. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at pagerduty.com or in a Current Report on Form 8-K filed with the SEC.
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2023.

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

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.3	Amended and Restated Investors’ Rights Agreement, dated August 24, 2018, by and among PagerDuty, Inc. and certain of its stockholders	S-1	333-230323	4.2	March 15, 2019
4.4	Indenture, dated as of June 25, 2020, between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.5	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38856	4.2	June 25, 2020
10.1†	PagerDuty, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-K	001-38856	10.1	March 17, 2022
10.2†	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3†	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4†	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 4, 2021
10.5†	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.6†	Amended and Restated Offer Letter, as amended, by and between PagerDuty, Inc. and Jennifer G. Tejada	10-K	001-38856	10.5	March 19, 2021
10.7†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.8†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Stacey A. Giamalis	S-1/A	333-230323	10.7	April 1, 2019
10.9†	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020
10.10†	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy	10-K	001-38856	10.9	March 19, 2021
10.11†	PagerDuty, Inc. Cash Incentive Bonus Plan, as amended	10-K	001-38856	10.11	March 17, 2022
10.12	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
10.13	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020

10.14	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended	S-1	333-230323	10.9	March 15, 2019
21.1	List of subsidiaries of PagerDuty, Inc.			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (included on signature page)			Filed herewith
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

PAGERDUTY, INC.

Date: March 16, 2023	By:	/s/ Jennifer G. Tejada
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

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Jennifer G. Tejada

/s/ Owen Howard Wilson	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Owen Howard Wilson

/s/ Mitra Rezvan	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 16, 2023
Mitra Rezvan

/s/ Sameer Dholakia	Director	March 16, 2023
Sameer Dholakia

/s/ Alec Gallimore	Director	March 16, 2023
Alec Gallimore

/s/ Elena Gomez	Director	March 16, 2023
Elena Gomez

/s/ William Losch	Director	March 16, 2023
William Losch

/s/ Rathi Murthy	Director	March 16, 2023
Rathi Murthy

/s/ Zachary Nelson	Director	March 16, 2023
Zachary Nelson

/s/ Alex Solomon	Director	March 16, 2023
Alex Solomon

/s/ Bonita Stewart	Director	March 16, 2023
Bonita Stewart