Form 10-Q
period 2023-04-30
PagerDuty, Inc.
filed 2023-06-02
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of May 31, 2023, was 92,205,332.

PAGERDUTY, INC.

PART I - FINANCIAL INFORMATION
Part II - OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” “target,” and similar expressions are intended to identify forward-looking statements.
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
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 16, 2023 (“Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and

Exchange Commission, or the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	As of April 30, 2023	As of January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$300,605	$274,019
Investments	194,527	202,948
Accounts receivable, net of allowance for credit losses of $1,787 and $2,014 as of April 30, 2023 and January 31, 2023, respectively	61,125	91,345
Deferred contract costs, current	18,582	18,674
Prepaid expenses and other current assets	15,387	13,350
Total current assets	590,226	600,336
Property and equipment, net	18,335	18,390
Deferred contract costs, non-current	26,189	27,715
Lease right-of-use assets	12,806	13,982
Goodwill	118,862	118,862
Intangible assets, net	34,418	37,224
Other assets	995	1,364
Total assets	$801,831	$817,873
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,124	$7,398
Accrued expenses and other current liabilities	11,320	11,804
Accrued compensation	24,609	41,834
Deferred revenue, current	197,383	204,137
Lease liabilities, current	5,892	5,904
Total current liabilities	245,328	271,077
Convertible senior notes, net	283,363	282,908
Deferred revenue, non-current	4,422	4,914
Lease liabilities, non-current	11,226	12,704
Other liabilities	4,524	4,184
Total liabilities	548,863	575,787
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	492	1,108
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	743,218	719,816
Accumulated other comprehensive loss	(1,278)	(1,592)
Accumulated deficit	(489,464)	(477,246)
Total stockholders’ equity	252,476	240,978
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$801,831	$817,873
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue	$103,246	$85,371
Cost of revenue	17,936	15,716
Gross profit	85,310	69,655
Operating expenses:
Research and development	33,508	31,289
Sales and marketing	43,801	45,552
General and administrative	23,801	25,271
Total operating expenses	101,110	102,112
Loss from operations	(15,800)	(32,457)
Interest income	3,123	548
Interest expense	(1,334)	(1,325)
Other income (expense), net	1,067	(790)
Loss before benefit from income taxes	(12,944)	(34,024)
Benefit from income taxes	106	1,204
Net loss	$(12,838)	$(32,820)
Net loss attributable to redeemable non-controlling interest	(620)	—
Net loss attributable to PagerDuty, Inc.	$(12,218)	$(32,820)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.13)	$(0.38)
Weighted average shares used in calculating net loss per share, basic and diluted	91,522	87,127
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(12,838)	$(32,820)
Unrealized loss on investments	380	(848)
Foreign currency translation adjustments	(66)	—
Total comprehensive loss	$(12,524)	$(33,668)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(620)	—
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	4	—
Comprehensive loss attributable to redeemable non-controlling interest	(616)	—
Comprehensive loss attributable to PagerDuty, Inc.	$(11,908)	$(33,668)

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	$240,978
Issuance of common stock upon exercise of stock options	519,852	—	4,332	—	—	4,332
Vesting of restricted stock units, net of employee payroll taxes	396,019	—	(8,820)	—	—	(8,820)
Other comprehensive income	—	—	—	314	—	314
Stock-based compensation	—	—	27,890	—	—	27,890
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(12,218)	(12,218)
Balances as of April 30, 2023	92,094,542	$—	$743,218	$(1,278)	$(489,464)	$252,476

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options and restricted stock agreements	745,764	—	3,806	—	—	3,806
Vesting of restricted stock units, net of employee payroll taxes	253,383	—	(6,170)	—	—	(6,170)
Other comprehensive loss	—	—	—	(848)	—	(848)
Stock-based compensation	—	—	25,215	—	—	25,215
Net loss	—	—	—	—	(32,820)	(32,820)
Balances as of April 30, 2022	87,757,527	$—	$639,318	$(1,517)	$(381,643)	$256,158

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc.	$(12,218)	$(32,820)
Net loss attributable to redeemable non-controlling interest (Note 3)	(620)	—
Net loss	(12,838)	(32,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,725	3,591
Amortization of deferred contract costs	4,990	4,465
Amortization of debt issuance costs	455	447
Stock-based compensation	27,545	24,909
Non-cash lease expense	1,176	1,145
Tax benefit related to release of valuation allowance	—	(1,330)
Other	(852)	1,754
Changes in operating assets and liabilities:
Accounts receivable	30,003	15,262
Deferred contract costs	(3,372)	(4,998)
Prepaid expenses and other assets	(2,207)	(1,991)
Accounts payable	(1,206)	57
Accrued expenses and other liabilities	(244)	(634)
Accrued compensation	(17,286)	(7,678)
Deferred revenue	(7,246)	(3,771)
Lease liabilities	(1,491)	(1,393)
Net cash provided by (used in) operating activities	22,152	(2,985)
Cash flows from investing activities
Purchases of property and equipment	(235)	(2,078)
Capitalization of internal-use software costs	(1,072)	(772)
Business acquisition, net of cash acquired	—	(66,262)
Purchases of available-for-sale investments	(39,085)	(41,685)
Proceeds from maturities of available-for-sale investments	48,955	40,440
Net cash provided by (used in) investing activities	8,563	(70,357)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	4,751	3,586
Employee payroll taxes paid related to net share settlement of restricted stock units	(8,820)	(6,170)
Net cash used in financing activities	(4,069)	(2,584)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(60)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,586	(75,926)
Cash, cash equivalents, and restricted cash at beginning of period	274,019	349,785
Cash, cash equivalents, and restricted cash at end of period	$300,605	$273,859

Supplemental cash flow data:
Cash paid for income taxes	$78	$13
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$199	$1,436
Stock-based compensation capitalized in internal use software	$345	$306
Bonuses capitalized in internal use software	$69	$120
Receivables for cash in-transit on stock options	$—	$220

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2023, included in the Annual Report.
The condensed consolidated financial statements include the results of the Company, its wholly owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full year ending January 31, 2024 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
2. Summary of Significant Accounting Policies
Concentrations of Risk and Significant Customers
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, available-for-sale investments, and accounts receivable. All of the Company’s cash and cash equivalents and investments are invested in money market funds, United States (“U.S.”) Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality. The Company’s cash, cash equivalents, and available-for-sale investments are spread across several different financial institutions.
No single customer accounted for more than 10% of the total accounts receivable balance as of April 30, 2023 or January 31, 2023. No single customer represented 10% or more of revenue for the three months ended April 30, 2023 or 2022.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $3.8 million and $1.2 million to entities associated with related parties during the three months ended April 30, 2023 and 2022, respectively. The Company recognized $3.2 million in accounts receivable associated with related parties as of April 30, 2023. Other related party transactions were not material for the three months ended April 30, 2023 and 2022.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as compared to those described in the Annual Report.
3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K, which is a variable interest entity. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Three Months Ended April 30, 2023
(in thousands)
Balance at beginning of period	$1,108
Net loss attributable to redeemable non-controlling interest	(620)
Foreign currency translation adjustments	4
Balance at end of period	$492

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of April 30, 2023	As of January 31, 2023
	(in thousands)
Cash and cash equivalents
Cash	$62,675	$67,151
Money market funds	235,444	206,868
Commercial paper	2,486	—
Total cash and cash equivalents	$300,605	$274,019
Available-for-sale investments:
U.S. Treasury securities	$51,463	$51,387
Commercial paper	28,638	34,798
Corporate debt securities	106,498	108,827
U.S. Government agency securities	7,928	7,936
Total available-for-sale investments	$194,527	$202,948
The following tables summarize the Company’s investments’ adjusted cost, net unrealized losses, and fair value by significant investment category as of April 30, 2023 and January 31, 2023. Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2023.

	As of April 30, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$51,477	$(14)	$51,463
Commercial paper	28,707	(69)	28,638
Corporate debt securities	107,404	(906)	106,498
U.S. Government agency securities	8,000	(72)	7,928
Total available-for-sale investments	$195,588	$(1,061)	$194,527

	As of January 31, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$51,400	$(13)	$51,387
Commercial paper	34,926	(128)	34,798
Corporate debt securities	110,063	(1,236)	108,827
U.S. Government agency securities	8,000	(64)	7,936
Total available-for-sale investments	$204,389	$(1,441)	$202,948
The following tables present the Company’s available-for-sale securities by contractual maturity date as of April 30, 2023 and January 31, 2023:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$149,522	$148,787
Due between one to five years	46,066	45,740
Total	$195,588	$194,527

	As of January 31, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$139,443	$138,625
Due between one to five years	64,946	64,323
Total	$204,389	$202,948
As of April 30, 2023, the Company had 88 securities in an unrealized loss position with an aggregate fair value of $171.8 million, of which $32.3 million were in a continuous unrealized loss position for more than 12 months. As of January 31, 2023, the Company had 81 securities in an unrealized loss position with an aggregate fair value of $174.1 million, of which $39.9 million were in a continuous unrealized loss position for more than 12 months.
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$235,444	$—	$—	$235,444
U.S. Treasury securities	—	51,463	—	51,463
Commercial paper	—	31,124	—	31,124
Corporate debt securities	—	106,498	—	106,498
U.S. Government agency securities	—	7,928	—	7,928
Total	$235,444	$197,013	$—	$432,457
Included in cash equivalents				$237,930
Included in investments				$194,527

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$206,868	$—	$—	$206,868
U.S. Treasury securities	—	51,387	—	51,387
Commercial paper	—	34,798	—	34,798
Corporate debt securities	—	108,827	—	108,827
U.S. Government agency securities	—	7,936	—	7,936
Total	$206,868	$202,948	$—	$409,816
Included in cash equivalents				$206,868
Included in investments				$202,948
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2023 and January 31, 2023, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of April 30, 2023, the estimated fair value of our 1.25% Convertible Senior Notes due 2025 (the “Notes”) was approximately $304.9 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of April 30, 2023	As of January 31, 2023
	(in thousands)
Leasehold improvements	$15,805	$15,585
Computers and equipment	9,542	9,426
Furniture and fixtures	4,667	4,730
Capitalized internal-use software	12,457	10,971
Gross property and equipment (1)	42,471	40,712
Accumulated depreciation and amortization	(24,136)	(22,322)
Property and equipment, net	$18,335	$18,390
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $5.1 million and $6.0 million that had not yet been placed in service as of April 30, 2023 and January 31, 2023, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $1.8 million and $1.6 million for the three months ended April 30, 2023 and 2022, respectively.

7. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $44.8 million and $46.4 million as of April 30, 2023 and January 31, 2023, respectively. Amortization expense for deferred contract costs was $5.0 million and $4.5 million for the three months ended April 30, 2023 and 2022, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

8. Leases
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2024 and fiscal 2029. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents information about leases on the condensed consolidated balance sheet.

	As of April 30, 2023	As of January 31, 2023
	(in thousands)
Assets
Lease right-of-use assets	$12,806	$13,982
Liabilities
Lease liabilities	5,892	5,904
Lease liabilities, non-current	11,226	12,704
As of April 30, 2023, the weighted average remaining lease term was 3.6 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.8%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Operating lease expense	$1,358	$1,523
Short-term lease expense	571	360
Variable lease expense	355	314

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,657	$1,618

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company accounts for the Notes as a single liability in accordance with ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”
The carrying amount of the Notes is $283.4 million as of April 30, 2023, with principal of $287.5 million, net of unamortized issuance costs of $4.1 million. The Notes are classified as long-term liabilities as of April 30, 2023. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the Notes as of April 30, 2023 and as of January 31, 2023 was as follows:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2023	As of January 31, 2023
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized issuance costs	(4,137)	(4,592)
Net carrying amount	$283,363	$282,908
Interest expense recognized related to the Notes is as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Contractual interest expense	$879	$878
Amortization of debt issuance costs	455	447
Total interest expense related to the Notes	$1,334	$1,325
Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institution counterparties. The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35.7 million incurred to purchase the Capped Calls were recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.
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

11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Deferred revenue, beginning of period	$209,051	$170,224
Billings	96,000	81,600
Deferred revenue assumed in the Catalytic acquisition	—	856
Revenue recognized	(103,246)	(85,371)
Deferred revenue, end of period	$201,805	$167,309
For the three months ended April 30, 2023 and 2022, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of April 30, 2023, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $182.8 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.
12. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of April 30, 2023 and January 31, 2023, the Company was authorized to grant up to 33,695,949 shares and 28,881,327 shares of common stock, respectively, under the Stock Plans.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). As of April 30, 2023 and January 31, 2023, there were 16,708,400 shares and 13,581,239 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

April 30, 2023
Outstanding stock options and unvested RSUs and PSUs	16,268,721
Available for future stock option, RSU, and PSU grants	16,708,400
Available for Employee Stock Purchase Plan (“ESPP”)	3,883,009
Total common stock reserved at April 30, 2023	36,860,130
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2023	6,150,981	$10.61	5.3 years	$117,986
Granted	—	$—
Exercised	(519,852)	$8.33
Canceled	(18,589)	$23.58
Outstanding at April 30, 2023	5,612,540	$10.78	5.1 years	$108,231
Vested as of April 30, 2023	5,160,003	$9.57	5.0 years	$105,736
No stock options were granted during the three months ended April 30, 2023. Stock options granted during the three months ended April 30, 2022 had a weighted average grant date fair value of $16.46 per share. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2023 and 2022 was $12.1 million and $21.3 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of April 30, 2023, there was approximately $5.8 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	8,012,482	$32.55
Granted	2,897,187	$34.98
Vested	(390,437)	$30.77
Forfeited or canceled	(1,094,033)	$32.01
Outstanding at April 30, 2023	9,425,199	$33.44

The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of April 30, 2023, there was $295.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.7 years based on vesting under the award service conditions.
Performance and Market Stock Units
The Company grants PSUs to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of market and/or performance conditions at the end of the stated performance period.
In April 2023, the Company granted shares of PSUs to certain employees of the Company, which are to vest based on the level of achievement of a Company target related to PagerDuty’s operating plan and the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s common stock that will vest based on the performance and market conditions can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.
During the three months ended April 30, 2023, the compensation committee of the Board certified the results of PagerDuty’s operating plan for the fiscal year ended January 31, 2023. Based on the results, the PSUs granted in April 2022 (“2022 PSU Awards”) were cancelled as the target was not met.
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	825,058	$33.27
Granted(1)	594,290	$34.98
Vested	(5,582)	$41.17
Forfeited or canceled	(78,091)	$35.36
Performance adjustment for 2022 PSU Awards	(698,983)	$29.22
Outstanding at April 30, 2023	636,692	$35.39
(1)This amount represents awards granted at 100% attainment.
As of April 30, 2023, total unrecognized stock-based compensation cost related to PSUs was $23.0 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.7 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions over 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.

During the three months ended April 30, 2023 and 2022, the Company recognized $1.8 million and $1.1 million, respectively, of stock-based compensation expense related to the ESPP.
During the three months ended April 30, 2023 and 2022, the Company withheld $3.7 million and $5.7 million, respectively, in contributions from employees.
During the three months ended April 30, 2023 and 2022 there were no purchases related to the ESPP.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cost of revenue	$1,876	$1,224
Research and development	10,101	8,675
Sales and marketing	5,951	6,381
General and administrative	9,617	8,629
Total	$27,545	$24,909

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc.:

	Three Months Ended April 30,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc.	$(12,218)	$(32,820)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	91,522	87,127
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.13)	$(0.38)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2023	2022
	(in thousands)
Shares subject to outstanding common stock awards	15,674	17,451
Convertible senior notes	7,173	7,173
Restricted stock issued to acquire key personnel	63	70
Shares issuable pursuant to the ESPP	295	208
Total	23,205	24,902

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
The Company recorded an income tax benefit of $0.1 million and $1.2 million for the three months ended April 30, 2023 and 2022, respectively. The decrease in the Company’s income tax benefit for the three months ended April 30, 2023, relative to the prior period, was primarily due to the deferred tax benefit of $1.3 million associated with our acquisition during the three months ended April 30, 2022.

15. Geographic Information
Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
United States	$74,834	$64,766
International	28,412	20,605
Total	$103,246	$85,371
Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2023 or 2022. As of April 30, 2023 and January 31, 2023, 88% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 10% were located in Canada, 1% were located in Portugal, and 1% were located in the United Kingdom.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q and in our Annual Report. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
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
Macroeconomic Environment
Our business and financial performance may be subject to the effects of the worldwide macroeconomic conditions, including, but not limited to global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, the COVID-19 pandemic, volatility in foreign currency exchange rates, and recent bank failures.

We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty. Our customers in Russia represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three months ended April 30, 2023 and January 31, 2023.
We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Item 1A, “Risk Factors”.

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
Our key metrics include the results of Catalytic, Inc. (“Catalytic”) to the extent applicable, beginning on the acquisition date of March 8, 2022.
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

	As of April 30,
	2023	2022
Customers	15,089	15,040
Customers greater than $100,000 in ARR	764	655
Dollar-based Net Retention Rate
We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The calculation of dollar-based net retention rate includes the Current Period ARR of Catalytic customers to the extent that they were PagerDuty customers as of 12 months prior to period end.

	Last 12 Months Ended April 30,
	2023	2022
Dollar-based net retention rate for all customers	116%	126%

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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible Senior Notes due 2025 (the “Notes”). Refer to Note 9, “Debt and Financing Arrangements” for additional details.
Other Income (Expense), Net
Other income (expense), net primarily consists of accretion income and amortization expense on our available-for-sale investments and foreign currency transaction gains and losses.
Benefit from Income Taxes
Benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. Benefit from income taxes also includes the benefit associated with the reduction in our valuation allowance from the increase in the deferred tax liability associated with acquired intangible assets from our acquisition during the three months ended April 30, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Revenue	$103,246	$85,371
Cost of revenue(1)	17,936	15,716
Gross profit	85,310	69,655
Operating expenses:
Research and development(1)	33,508	31,289
Sales and marketing(1)	43,801	45,552
General and administrative(1)	23,801	25,271
Total operating expenses	101,110	102,112
Loss from operations	(15,800)	(32,457)
Interest income	3,123	548
Interest expense	(1,334)	(1,325)
Other income (expense), net	1,067	(790)
Loss before benefit from income taxes	(12,944)	(34,024)
Benefit from income taxes	106	1,204
Net loss	$(12,838)	$(32,820)
Net loss attributable to redeemable non-controlling interest	(620)	—
Net loss attributable to PagerDuty, Inc.	$(12,218)	$(32,820)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Cost of revenue	$1,876	$1,224
Research and development	10,101	8,675
Sales and marketing	5,951	6,381
General and administrative	9,617	8,629
Total	$27,545	$24,909

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	17	18
Gross profit	83%	82%
Operating expenses:
Research and development	32	37
Sales and marketing	42	53
General and administrative	23	30
Total operating expenses	98	120
Loss from operations	(15)	(38)
Interest income	3	1
Interest expense	(1)	(2)
Other income (expense), net	1	(1)
Loss before benefit from income taxes	(13)	(40)
Benefit from income taxes	—	1
Net loss	(12)	(38)
Net loss attributable to redeemable non-controlling interest	(1)%	—
Net loss attributable to PagerDuty, Inc.	(12)%	(38)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$103,246	$85,371	$17,875	21%
Revenue increased by $17.9 million, or 21%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$17,936	$15,716	$2,220	14%
Gross margin	83%	82%

Cost of revenue increased by $2.2 million, or 14%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to an increase of $1.4 million in personnel expenses as a result of increased headcount and salaries and an increase of $0.9 million in amortization of acquired intangible assets, primarily related to the acquisition of Catalytic.
Research and Development

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$33,508	$31,289	$2,219	7%
Percentage of revenue	32%	37%
Research and development expenses increased by $2.2 million, or 7%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily driven by an increase in personnel expenses of $3.5 million as a result of increased headcount and salaries to support our continued investment in our platform, partially offset by a $0.7 million decrease in the impairment charge related to software development not placed in service in the three months ended April 30, 2022.
Sales and Marketing

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$43,801	$45,552	$(1,751)	(4)%
Percentage of revenue	42%	53%
Sales and marketing expenses decreased by $1.8 million, or 4%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This decrease was primarily due to a decrease of $0.9 million in costs to support the business and related infrastructure, which included allocated overhead costs, due to lower headcount as a result of the restructuring event and a decrease of $0.7 million in travel and other program related costs.
General and Administrative

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$23,801	$25,271	$(1,470)	(6)%
Percentage of revenue	23%	30%
General and administrative expenses decreased by $1.5 million, or 6%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease was driven by a decrease of $2.2 million in outside services related to transaction costs for the acquisition of Catalytic in the prior year and a decrease of $0.3 million in travel and other program related costs. This was partially offset by an increase of $1.4 million in personnel expenses as a result of increased headcount and salaries.
Interest Expense

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest expense	$1,334	$1,325	$9	1%
Interest expense was consistent for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Income (Expense), Net

	Three Months Ended April 30,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest income	$3,123	$548	$2,575	470%
Other income (expense), net	$1,067	$(790)	$1,857	235%
Interest income increased by $2.6 million and other income, net increased by $1.9 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, and restructuring costs. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Gross profit	$85,310	$69,655
Add:
Stock-based compensation	1,876	1,224
Employer taxes related to employee stock transactions	72	7
Amortization of acquired intangible assets	2,087	1,209
Restructuring costs	137	—
Non-GAAP gross profit	$89,482	$72,095

Gross margin	83%	82%
Non-GAAP gross margin	87%	84%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) as income (loss) from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, and restructuring costs, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income (loss) as a percentage of revenue.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Loss from operations	$(15,800)	$(32,457)
Add:
Stock-based compensation	27,545	24,909
Employer taxes related to employee stock transactions	1,197	652
Amortization of acquired intangible assets	2,806	1,842
Acquisition-related expenses	161	2,753
Restructuring costs	144	—
Non-GAAP operating income (loss)	$16,053	$(2,301)

Operating margin	(15)%	(38)%
Non-GAAP operating margin	16%	(3)%
Non-GAAP Net Income (Loss) Attributable to PagerDuty, Inc.
We define non-GAAP net income (loss) attributable to PagerDuty, Inc. as net income (loss) attributable to PagerDuty, Inc. excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, restructuring costs, and the associated tax impact of these items, where applicable, which are not necessarily reflective of operational performance during a given period,.

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net loss attributable to PagerDuty, Inc.	$(12,218)	$(32,820)
Add (Less):
Stock-based compensation	27,545	24,909
Employer taxes related to employee stock transactions	1,197	652
Amortization of debt issuance costs	455	447
Amortization of acquired intangible assets	2,806	1,842
Acquisition-related expenses	161	2,753
Restructuring costs	144	—
Income tax effect of non-GAAP adjustments	(792)	(1,330)
Non-GAAP net income (loss) attributable to PagerDuty, Inc.	$19,298	$(3,547)
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

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$22,152	$(2,985)
Less:
Purchases of property and equipment	(235)	(2,078)
Capitalization of internal-use software costs	(1,072)	(772)
Free cash flow	$20,845	$(5,835)
Net cash provided by (used in) investing activities	$8,563	$(70,357)
Net cash used in financing activities	$(4,069)	$(2,584)
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
As of April 30, 2023, our principal sources of liquidity were cash and cash equivalents and investments totaling $495.1 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the worldwide macroeconomic conditions, including but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, bank failures, volatility in foreign currency exchange rates, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2023, we had deferred revenue of $201.8 million, of which $197.4 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$22,152	$(2,985)
Net cash provided by (used in) investing activities	$8,563	$(70,357)
Net cash used in financing activities	$(4,069)	$(2,584)
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
Cash provided by operating activities for the three months ended April 30, 2023 of $22.2 million primarily related to our net loss of $12.8 million, adjusted for non-cash charges/benefits of $38.0 million and net cash outflows of $3.0 million due to changes in our operating assets and liabilities. Non-cash charges/benefits consisted of stock-based compensation of $27.5 million, amortization of our deferred contract costs of $5.0 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $4.7 million, non-cash lease expense of $1.2 million, other benefits of $0.9 million, which consist primarily of accretion on investments and bad debt expense, and amortization of debt issuance costs of $0.5 million. Changes in operating assets and liabilities reflected cash outflows from a $18.7 million decrease in accounts payable, accrued expenses and other liabilities, and accrued compensation, a $7.2 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $3.4 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $2.2 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, and $1.5 million in payments for operating lease liabilities. These amounts were offset by a $30.0 million decrease in accounts receivable due to timing of cash collections.
Investing Activities
Cash provided by investing activities for the three months ended April 30, 2023 of $8.6 million consisted primarily of proceeds from maturities of investments of $49.0 million, offset by purchases of available-for-sale investments of $39.1 million, capitalization of internal-use software of $1.1 million, and purchases of property and equipment of $0.2 million primarily for purchases of computers for new employees.
Financing Activities
Cash used in financing activities for the three months ended April 30, 2023 of $4.1 million consisted of $8.8 million in employee payroll taxes paid related to vesting of restricted stock units, offset by proceeds of $4.8 million from the exercise of stock options.

Contractual Obligations and Commitments
There were no material changes during the three months ended April 30, 2023 to our contractual obligations and other commitments, as disclosed in our Annual Report.
For further information on our commitments and contingencies, refer to Note 10, “Commitments and Contingencies” in the condensed consolidated financial statements contained within this Form 10-Q.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no significant changes to our critical accounting policies described in Part II, Item 7 in our Annual Report, that had a material impact on our condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report .

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
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Items 3, 4, and 5 are not applicable and have been omitted.
Item 6.    Exhibits
The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.1†	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy	8-K	001-38856	10	December 2, 2021
10.2†	Offer Letter by and between PagerDuty, Inc. and Shelley Webb			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
† Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAGERDUTY, INC.

Date: June 2, 2023	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2023	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: June 2, 2023	By:	/s/ Mitra Rezvan
Mitra Rezvan
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)