Form 10-Q
period 2023-07-31
PagerDuty, Inc.
filed 2023-09-01
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of August 30, 2023, was 93,311,288.

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
•anticipated charges and future cost savings in connection with our reduction in headcount and real estate rationalization;
•our ability to effectively identify, acquire, and integrate complementary companies, technologies, and assets, including our ability to successfully integrate artificial intelligence and machine learning in our offerings;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	As of July 31, 2023	As of January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$298,558	$274,019
Investments	205,919	202,948
Accounts receivable, net of allowance for credit losses of $2,485 and $2,014 as of July 31, 2023 and January 31, 2023, respectively	65,633	91,345
Deferred contract costs, current	18,442	18,674
Prepaid expenses and other current assets	14,336	13,350
Total current assets	602,888	600,336
Property and equipment, net	17,894	18,390
Deferred contract costs, non-current	24,549	27,715
Lease right-of-use assets	11,225	13,982
Goodwill	118,862	118,862
Intangible assets, net	31,612	37,224
Other assets	4,868	1,364
Total assets	$811,898	$817,873
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,145	$7,398
Accrued expenses and other current liabilities	10,982	11,804
Accrued compensation	23,125	41,834
Deferred revenue, current	192,302	204,137
Lease liabilities, current	6,021	5,904
Total current liabilities	239,575	271,077
Convertible senior notes, net	283,841	282,908
Deferred revenue, non-current	4,303	4,914
Lease liabilities, non-current	9,944	12,704
Other liabilities	4,917	4,184
Total liabilities	542,580	575,787
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	3,431	1,108
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	779,192	719,816
Accumulated other comprehensive loss	(1,788)	(1,592)
Accumulated deficit	(511,517)	(477,246)
Total stockholders’ equity	265,887	240,978
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$811,898	$817,873
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue	$107,616	$90,253	$210,862	$175,624
Cost of revenue	19,833	18,367	37,769	34,083
Gross profit	87,783	71,886	173,093	141,541
Operating expenses:
Research and development	36,441	34,014	69,949	65,303
Sales and marketing	49,724	50,331	93,525	95,883
General and administrative	27,791	25,429	51,592	50,700
Total operating expenses	113,956	109,774	215,066	211,886
Loss from operations	(26,173)	(37,888)	(41,973)	(70,345)
Interest income	3,655	830	6,778	1,378
Interest expense	(1,396)	(1,387)	(2,730)	(2,712)
Other income (expense), net	1,242	(364)	2,309	(1,154)
Loss before benefit from income taxes	(22,672)	(38,809)	(35,616)	(72,833)
Benefit from income taxes	50	210	156	1,414
Net loss	$(22,622)	$(38,599)	$(35,460)	$(71,419)
Net loss attributable to redeemable non-controlling interest	(569)	(100)	(1,189)	(100)
Net loss attributable to PagerDuty, Inc.	$(22,053)	$(38,499)	$(34,271)	$(71,319)
Adjustment attributable to redeemable non-controlling interest	1,729	—	1,729	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(23,782)	$(38,499)	$(36,000)	$(71,319)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.26)	$(0.44)	$(0.39)	$(0.81)
Weighted average shares used in calculating net loss per share, basic and diluted	92,542	88,153	92,041	87,648
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(22,622)	$(38,599)	$(35,460)	$(71,419)
Unrealized (loss) gain on investments	(312)	(54)	68	(902)
Foreign currency translation adjustments	(198)	(141)	(264)	(141)
Total comprehensive loss	$(23,132)	$(38,794)	$(35,656)	$(72,462)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(569)	(100)	(1,189)	(100)
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	(2)	3	2	3
Comprehensive loss attributable to redeemable non-controlling interest	(571)	(97)	(1,187)	(97)
Comprehensive loss attributable to PagerDuty, Inc.	$(22,561)	$(38,697)	$(34,469)	$(72,365)

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2023	92,094,542	$—	$743,218	$(1,278)	$(489,464)	$252,476
Issuance of common stock upon exercise of stock options	260,690	—	2,649	—	—	2,649
Vesting of restricted stock units, net of employee payroll taxes	568,076	—	(7,166)	—	—	(7,166)
Issuance of common stock in connection with the Employee Stock Purchase Plan	325,983	—	6,292	—	—	6,292
Other comprehensive loss	—	—	—	(510)	—	(510)
Stock-based compensation	—	—	35,928	—	—	35,928
Adjustment to redeemable non-controlling interest	—	—	(1,729)	—	—	(1,729)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(22,053)	(22,053)
Balances as of July 31, 2023	93,249,291	$—	$779,192	$(1,788)	$(511,517)	$265,887

	Six Months Ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	$240,978
Issuance of common stock upon exercise of stock options	780,542	—	6,981	—	—	6,981
Vesting of restricted stock units, net of employee payroll taxes	964,095	—	(15,986)	—	—	(15,986)
Issuance of common stock in connection with the Employee Stock Purchase Plan	325,983	—	6,292	—	—	6,292
Other comprehensive loss	—	—	—	(196)	—	(196)
Stock-based compensation	—	—	63,818	—	—	63,818
Adjustment to redeemable non-controlling interest	—	—	(1,729)	—	—	(1,729)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(34,271)	(34,271)
Balances as of July 31, 2023	93,249,291	$—	$779,192	$(1,788)	$(511,517)	$265,887

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2022	87,757,527	$—	$639,318	$(1,517)	$(381,643)	$256,158
Issuance of common stock upon exercise of stock options	439,346	—	2,785	—	—	2,785
Vesting of restricted stock units, net of employee payroll taxes	387,519	—	(6,153)	—	—	(6,153)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	280,725	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(195)	—	(195)
Stock-based compensation	—	—	30,440	—	—	30,440
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(38,499)	(38,499)
Balances as of July 31, 2022	88,928,089	$—	$672,126	$(1,712)	$(420,142)	$250,272

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options	1,185,110	—	6,591	—	—	6,591
Vesting of restricted stock units, net of employee payroll taxes	640,902	—	(12,323)	—	—	(12,323)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	280,725	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(1,043)	—	(1,043)
Stock-based compensation	—	—	55,655	—	—	55,655
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(71,319)	(71,319)
Balances as of July 31, 2022	88,928,089	$—	$672,126	$(1,712)	$(420,142)	$250,272

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc. common stockholders	$(36,000)	$(71,319)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	540	(100)
Net loss	(35,460)	(71,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,991	8,280
Amortization of deferred contract costs	10,163	9,256
Amortization of debt issuance costs	933	915
Stock-based compensation	63,082	55,034
Non-cash lease expense	2,319	2,302
Tax benefit related to release of valuation allowance	—	(1,330)
Other	98	1,810
Changes in operating assets and liabilities:
Accounts receivable	24,404	16,521
Deferred contract costs	(6,765)	(10,033)
Prepaid expenses and other assets	(1,385)	(1,510)
Accounts payable	(245)	(2,226)
Accrued expenses and other liabilities	(15)	3,243
Accrued compensation	(18,792)	(6,658)
Deferred revenue	(12,428)	(1,546)
Lease liabilities	(2,998)	(2,783)
Net cash provided by (used in) operating activities	32,902	(144)
Cash flows from investing activities
Purchases of property and equipment	(948)	(2,940)
Capitalization of internal-use software costs	(2,371)	(1,737)
Business acquisition, net of cash acquired	—	(66,262)
Asset acquisition	—	(1,845)
Purchases of available-for-sale investments	(108,057)	(95,468)
Proceeds from maturities of available-for-sale investments	107,564	95,200
Purchases of non-marketable equity investments	(200)	—
Net cash used in investing activities	(4,012)	(73,052)
Cash flows from financing activities
Investment from redeemable non-controlling interest holder	1,781	1,908
Proceeds from employee stock purchase plan	6,292	5,736
Proceeds from issuance of common stock upon exercise of stock options	7,417	6,560
Employee payroll taxes paid related to net share settlement of restricted stock units	(15,986)	(12,323)
Net cash (used in) provided by financing activities	(496)	1,881
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(274)	(139)
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,120	(71,454)
Cash, cash equivalents, and restricted cash at beginning of period	274,019	349,785
Cash, cash equivalents, and restricted cash at end of period	$302,139	$278,331
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	298,558	278,331
Restricted cash in other long-term assets	3,581	—
Total cash, cash equivalents and restricted cash	$302,139	$278,331

Supplemental cash flow data:
Cash paid for income taxes	$141	$25
Cash paid for interests	$1,797	$1,797
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$92	$1,414
Stock-based compensation capitalized in internal use software	$736	$622
Bonuses capitalized in internal use software	$99	$188
Receivables for cash in-transit on stock options	$—	$30

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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the full year ending January 31, 2024 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, the determination of the allowance for credit losses, fair value of acquired assets and assumed liabilities, stock-based compensation, and estimates related to the Company’s revenue recognition, such as the assessment of performance obligations in the Company’s revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
No single customer accounted for more than 10% of the total accounts receivable balance as of July 31, 2023 or January 31, 2023. No single customer represented 10% or more of revenue for the three and six months ended July 31, 2023 or 2022.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $3.8 million and $2.5 million to entities associated with related parties during the six months ended July 31, 2023 and 2022, respectively. The Company recognized $1.5 million of revenue associated with related parties during the six months ended July 31, 2023. The Company recognized $1.3 million in accounts receivable associated with related parties as of July 31, 2022. Other related party transactions were not material for the three and six months ended July 31, 2023 and 2022.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as compared to those described in the Annual Report, other than as set forth below.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of July 31, 2023, the Company had restricted cash of $3.6 million, all of which was classified as non-current. The Company had no restricted cash as of January 31, 2023.
Redeemable Non-Controlling Interest
During the quarter ended July 31, 2022, the Company established a joint venture with Japan Cloud Computing II L.P. (the “Investor”) in Japan (“PagerDuty K.K.”), which is a variable interest entity, obtaining a 51% controlling interest. The Company has consolidated the financial results of the joint venture.
The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either (i) at the option of the non-controlling interest holders or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity. During the three and six months ended July 31, 2023, the Company recorded an adjustment attributable to the redeemable non-controlling interest of $1.7 million. There were no adjustments attributable to the redeemable non-controlling interest recorded during the three and six months ended July 31, 2022.
3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K, which is a variable interest entity. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$492	$—	$1,108	$—
Investment by redeemable non-controlling interest	1,781	1,908	1,781	1,908
Net loss attributable to redeemable non-controlling interest	(569)	(100)	(1,189)	(100)
Adjustment to redeemable non-controlling interest	1,729	—	1,729	—
Foreign currency translation adjustments	(2)	3	2	3
Balance at end of period	$3,431	$1,811	$3,431	$1,811

4. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of July 31, 2023	As of January 31, 2023
	(in thousands)
Cash and cash equivalents
Cash	$66,686	$67,151
Money market funds	229,887	206,868
U.S. Treasury securities	1,985	—
Total cash and cash equivalents	$298,558	$274,019
Available-for-sale investments:
U.S. Treasury securities	$57,257	$51,387
Commercial paper	21,980	34,798
Corporate debt securities	111,516	108,827
U.S. Government agency securities	15,166	7,936
Total available-for-sale investments	$205,919	$202,948

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize the Company’s investments’ adjusted cost, net unrealized losses, and fair value by significant investment category as of July 31, 2023 and January 31, 2023. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and six months ended July 31, 2023.

	As of July 31, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$57,277	$(20)	$57,257
Commercial paper	22,005	(25)	21,980
Corporate debt securities	112,669	(1,153)	111,516
U.S. Government agency securities	15,341	(175)	15,166
Total available-for-sale investments	$207,292	$(1,373)	$205,919

	As of January 31, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$51,400	$(13)	$51,387
Commercial paper	34,926	(128)	34,798
Corporate debt securities	110,063	(1,236)	108,827
U.S. Government agency securities	8,000	(64)	7,936
Total available-for-sale investments	$204,389	$(1,441)	$202,948
The following tables present the Company’s available-for-sale securities by contractual maturity date as of July 31, 2023 and January 31, 2023:

	As of July 31, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$151,392	$150,527
Due between one to five years	55,900	55,392
Total	$207,292	$205,919

	As of January 31, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$139,443	$138,625
Due between one to five years	64,946	64,323
Total	$204,389	$202,948
As of July 31, 2023, the Company had 96 securities in an unrealized loss position with an aggregate fair value of $198.0 million, of which $37.2 million were in a continuous unrealized loss position for more than 12 months. As of January 31, 2023, the Company had 81 securities in an unrealized loss position with an aggregate fair value of $174.1 million, of which $39.9 million were in a continuous unrealized loss position for more than 12 months.

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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of July 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$229,887	$—	$—	$229,887
U.S. Treasury securities	—	59,242	—	59,242
Commercial paper	—	21,980	—	21,980
Corporate debt securities	—	111,516	—	111,516
U.S. Government agency securities	—	15,166	—	15,166
Total	$229,887	$207,904	$—	$437,791
Included in cash equivalents				$231,872
Included in investments				$205,919

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$206,868	$—	$—	$206,868
U.S. Treasury securities	—	51,387	—	51,387
Commercial paper	—	34,798	—	34,798
Corporate debt securities	—	108,827	—	108,827
U.S. Government agency securities	—	7,936	—	7,936
Total	$206,868	$202,948	$—	$409,816
Included in cash equivalents				$206,868
Included in investments				$202,948

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2023 and January 31, 2023, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of July 31, 2023, the estimated fair value of our 1.25% Convertible Senior Notes due 2025 (the “Notes”) was approximately $284.7 million. The fair value was determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
6. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of July 31, 2023	As of January 31, 2023
	(in thousands)
Leasehold improvements	$13,177	$15,585
Computers and equipment	8,323	9,426
Furniture and fixtures	4,338	4,730
Capitalized internal-use software	14,177	10,971
Gross property and equipment (1)	40,015	40,712
Accumulated depreciation and amortization	(22,121)	(22,322)
Property and equipment, net	$17,894	$18,390
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $3.4 million and $6.0 million that had not yet been placed in service as of July 31, 2023 and January 31, 2023, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $2.4 million and $1.6 million for the three months ended July 31, 2023 and 2022, respectively. Depreciation and amortization expense was $4.2 million and $3.3 million for the six months ended July 31, 2023 and 2022, respectively.
In three and six months ended July 31, 2023, the Company recorded an impairment charge of $0.4 million related to leasehold improvements abandoned in the period. The impairment charge was recorded in general and administrative expenses on our consolidated statement of operations.

7. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $43.0 million and $46.4 million as of July 31, 2023 and January 31, 2023, respectively. Amortization expense for deferred contract costs was $5.2 million and $4.8 million for the three months ended July 31, 2023 and 2022, respectively. Amortization expense for deferred contract costs was $10.2 million and $9.3 million for the six months ended July 31, 2023 and 2022, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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
In the three and six months ended July 31, 2023, the Company entered into a sublease of one office location. The sublease has a remaining lease term of less than two years. Sublease income, which is recorded as a reduction of rent expense, was immaterial for the three and six months ended July 31, 2023.
The following table presents information about leases on the condensed consolidated balance sheet.

	As of July 31, 2023	As of January 31, 2023
	(in thousands)
Assets
Lease right-of-use assets	$11,225	$13,982
Liabilities
Lease liabilities	6,021	5,904
Lease liabilities, non-current	9,944	12,704
As of July 31, 2023, the weighted average remaining lease term was 3.4 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$1,313	$1,399	$2,671	$2,922
Short-term lease expense	197	498	768	858
Variable lease expense	242	358	597	672

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,665	$1,621	$3,322	$3,239
In the three and six months ended July 31, 2023, the Company recorded an impairment charge of $0.8 million to the right-of-use asset associated with the subleased office, which is the amount the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on our condensed consolidated statement of operations.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The carrying amount of the Notes is $283.8 million as of July 31, 2023, with principal of $287.5 million, net of unamortized issuance costs of $3.7 million. The Notes are classified as long-term liabilities as of July 31, 2023. The issuance costs related to the Notes are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.93%.
The net carrying amount of the Notes as of July 31, 2023 and as of January 31, 2023 was as follows:

	As of July 31, 2023	As of January 31, 2023
	(in thousands)
Principal	$287,500	$287,500
Less: unamortized issuance costs	(3,659)	(4,592)
Net carrying amount	$283,841	$282,908
Interest expense recognized related to the Notes is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$918	$919	$1,797	$1,797
Amortization of debt issuance costs	478	468	933	915
Total interest expense related to the Notes	$1,396	$1,387	$2,730	$2,712

Capped Call Transactions

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Deferred revenue, beginning of period	$201,805	$167,309	$209,051	$170,224
Billings	102,416	92,478	198,416	174,078
Deferred revenue assumed in the Catalytic acquisition	—	—	—	856
Revenue recognized	(107,616)	(90,253)	(210,862)	(175,624)
Deferred revenue, end of period	$196,605	$169,534	$196,605	$169,534
For the three and six months ended July 31, 2023 and 2022, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
As of July 31, 2023, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $170.7 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.
12. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of July 31, 2023 and January 31, 2023, the Company was authorized to grant up to 31,516,441 shares and 28,881,327 shares of common stock, respectively, under the 2019 Plan.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). As of July 31, 2023 and January 31, 2023, there were 16,714,070 shares and 13,581,239 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

July 31, 2023
Outstanding stock options and unvested RSUs and PSUs	15,435,127
Available for future stock option, RSU, and PSU grants	16,714,070
Available for Employee Stock Purchase Plan (“ESPP”)	3,557,026
Total common stock reserved at July 31, 2023	35,706,223

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2023	6,150,981	$10.61	5.3 years	$117,986
Granted	—	$—
Exercised	(780,542)	$8.94
Canceled	(22,656)	$22.25
Outstanding at July 31, 2023	5,347,783	$10.80	4.9 years	$80,848
Vested as of July 31, 2023	4,995,691	$9.74	4.7 years	$80,838
No stock options were granted during the three and six months ended July 31, 2023. The aggregate intrinsic value of stock options exercised during the three months ended July 31, 2023 and 2022 was $3.9 million and $9.3 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended July 31, 2023 and 2022 was $16.0 million and $30.6 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of July 31, 2023, there was approximately $4.6 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 1.4 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	8,012,482	$32.55
Granted	3,389,642	$33.17
Vested	(952,945)	$30.99
Forfeited or canceled	(1,582,217)	$32.14
Outstanding at July 31, 2023	8,866,962	$33.03
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of July 31, 2023, there was $270.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years based on vesting under the award service conditions.
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
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	825,058	$33.27
Granted(1)	594,290	$34.98
Vested	(11,150)	$41.17
Forfeited or canceled	(83,123)	$35.71
Performance adjustment for 2022 PSU Awards	(698,983)	$29.22
Outstanding at July 31, 2023	626,092	$35.29
(1)This amount represents awards granted at 100% attainment.
As of July 31, 2023, total unrecognized stock-based compensation cost related to PSUs was $13.6 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.5 years.
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
During the three months ended July 31, 2023 and 2022, the Company recognized $1.6 million and $1.1 million, respectively, of stock-based compensation expense related to the ESPP. During the six months ended July 31, 2023 and 2022, the Company recognized $3.4 million and $2.2 million, respectively, of stock-based compensation expense related to the ESPP.
During the three months ended July 31, 2023 and 2022, the Company withheld $2.1 million and $3.8 million, respectively, in contributions from employees. During the six months ended July 31, 2023 and 2022, the Company withheld $5.8 million and $5.6 million, respectively, in contributions from employees.
During the three and six months ended July 31, 2023, 325,983 shares of common stock were issued under the ESPP at a weighted average purchase price of $19.30 per share. During the three and six months ended July 31, 2022, 280,725 shares of common stock were issued under the ESPP at a weighted average purchase price of $20.43 per share.

Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,164	$1,787	$4,040	$3,011
Research and development	12,773	10,567	22,874	19,242
Sales and marketing	8,317	8,148	14,268	14,529
General and administrative	12,283	9,623	21,900	18,252
Total	$35,537	$30,125	$63,082	$55,034

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc. common stockholders	$(23,782)	$(38,499)	$(36,000)	$(71,319)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	92,542	88,153	92,041	87,648
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.26)	$(0.44)	$(0.39)	$(0.81)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2023	2022
	(in thousands)
Shares subject to outstanding common stock awards	14,841	17,412
Convertible senior notes	7,173	7,173
Restricted stock issued to acquire key personnel	44	115
Shares issuable pursuant to the ESPP	85	94
Total	22,143	24,794

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
The Company recorded an income tax benefit of $0.1 million and $0.2 million for the three months ended July 31, 2023 and 2022, respectively. The Company recorded an income tax benefit of $0.2 million and $1.4 million for the six months ended July 31, 2023 and 2022, respectively. The decrease in the Company’s income tax benefit for the six months ended July 31, 2023, relative to the prior period, was primarily due to the deferred tax benefit of $1.3 million associated with the Company’s acquisition in the prior period.

15. Geographic Information
Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
United States	$78,255	$69,096	$153,089	$133,860
International	29,361	21,157	57,773	41,764
Total	$107,616	$90,253	$210,862	$175,624
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2023 or 2022. As of July 31, 2023, 86% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, and 14% were located in Canada. As of January 31, 2023, 88% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 10% were located in Canada, 1% were located in Portugal, and 1% were located in the United Kingdom.

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
We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if the Russia-Ukraine conflict continues or worsens, leading to greater global economic disruptions and uncertainty. Our customers in Russia represented an immaterial portion of our net assets as of July 31, 2023 and January 31, 2023, and of our total consolidated revenues for each of the three and six months ended July 31, 2023 and 2022.
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

	As of July 31,
	2023	2022
Customers	15,146	15,174
Customers greater than $100,000 in ARR	773	689
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

	Last 12 Months Ended July 31,
	2023	2022
Dollar-based net retention rate for all customers	114%	124%

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
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, costs of general marketing activities and promotional activities, travel related expenses, amortization of acquired intangible assets, allocated overhead costs, and bad debt expense. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expenses will generally increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.
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
Benefit from Income Taxes
Benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. Benefit from income taxes also includes the benefit associated with the reduction in our valuation allowance from the increase in the deferred tax liability associated with acquired intangible assets from our acquisition during the six months ended July 31, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Revenue	$107,616	$90,253	$210,862	$175,624
Cost of revenue(1)	19,833	18,367	37,769	34,083
Gross profit	87,783	71,886	173,093	141,541
Operating expenses:
Research and development(1)	36,441	34,014	69,949	65,303
Sales and marketing(1)	49,724	50,331	93,525	95,883
General and administrative(1)	27,791	25,429	51,592	50,700
Total operating expenses	113,956	109,774	215,066	211,886
Loss from operations	(26,173)	(37,888)	(41,973)	(70,345)
Interest income	3,655	830	6,778	1,378
Interest expense	(1,396)	(1,387)	(2,730)	(2,712)
Other income (expense), net	1,242	(364)	2,309	(1,154)
Loss before benefit from income taxes	(22,672)	(38,809)	(35,616)	(72,833)
Benefit from income taxes	50	210	156	1,414
Net loss	$(22,622)	$(38,599)	$(35,460)	$(71,419)
Net loss attributable to redeemable non-controlling interest	(569)	(100)	(1,189)	(100)
Net loss attributable to PagerDuty, Inc.	$(22,053)	$(38,499)	$(34,271)	$(71,319)
Adjustment attributable to redeemable non-controlling interest	1,729	—	1,729	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(23,782)	$(38,499)	$(36,000)	$(71,319)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$2,164	$1,787	$4,040	$3,011
Research and development	12,773	10,567	22,874	19,242
Sales and marketing	8,317	8,148	14,268	14,529
General and administrative	12,283	9,623	21,900	18,252
Total	$35,537	$30,125	$63,082	$55,034

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	18	20	18	19
Gross profit	82%	80%	82%	81%
Operating expenses:
Research and development	34	38	33	37
Sales and marketing	46	56	44	55
General and administrative	26	28	24	29
Total operating expenses	106	122	102	121
Loss from operations	(24)	(42)	(20)	(40)
Interest income	3	1	3	1
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	1	—	1	(1)
Loss before benefit from income taxes	(21)	(43)	(17)	(41)
Benefit from income taxes	—	—	—	1
Net loss	(21)	(43)	(17)	(41)
Net loss attributable to redeemable non-controlling interest	(1)	—	(1)	—
Net loss attributable to PagerDuty, Inc.	(21)	(43)	(16)	(41)
Adjustment attributable to redeemable non-controlling interest	2	—	1	—
Net loss attributable to PagerDuty, Inc. common stockholders	(22)%	(43)%	(17)%	(41)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$107,616	$90,253	$17,363	19%
Revenue increased by $17.4 million, or 19%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to both increases in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$19,833	$18,367	$1,466	8%
Gross margin	82%	80%
Cost of revenue increased by $1.5 million, or 8%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily due to an increase of $0.8 million in personnel expenses as a result of increased headcount and salaries and an increase of $0.4 million in amortization of internally developed software.
Research and Development

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$36,441	$34,014	$2,427	7%
Percentage of revenue	34%	38%
Research and development expenses increased by $2.4 million, or 7%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily driven by an increase in personnel expenses of $2.0 million as a result of increased headcount and salaries to support our continued investment in our platform and an increase of $0.9 million in costs to support the business and related infrastructure, which include allocated overhead costs. This was partially offset by a $0.5 million decrease in outside services spend due to higher leverage of internal resources through hiring.
Sales and Marketing

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$49,724	$50,331	$(607)	(1)%
Percentage of revenue	46%	56%
Sales and marketing expenses decreased by $0.6 million, or 1%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. This decrease was primarily due to a decrease of $0.8 million in personnel expenses due to a decrease in commissions, a decrease of $0.5 million in marketing expenses due to a shift in marketing spend to smaller events during the period, and a decrease of $0.5 million in outside services spend due to higher leverage of internal resources through hiring. This was partially offset by an increase of $1.1 million in bad debt expense.
General and Administrative

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$27,791	$25,429	$2,362	9%
Percentage of revenue	26%	28%
General and administrative expenses increased by $2.4 million, or 9%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was driven primarily by an increase of $1.9 million in personnel expenses as a result of increased headcount and salaries and an increase of $1.2 million in real estate impairment charges. This was partially offset by a decrease of $1.0 million in outside services spend due to higher leverage of internal resources through hiring.
Interest Expense

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest expense	$1,396	$1,387	$9	1%
Interest expense was consistent for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Income (Expense), Net

	Three Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest income	$3,655	$830	$2,825	340%
Other income (expense), net	$1,242	$(364)	$1,606	441%
Interest income increased by $2.8 million and other income, net increased by $1.6 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year.
Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$210,862	$175,624	$35,238	20%
Revenue increased by $35.2 million, or 20%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in revenue was primarily attributable to a combination of growth from both new and existing customers. Growth from existing customers was largely driven by both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$37,769	$34,083	$3,686	11%
Gross margin	82%	81%
Cost of revenue increased by $3.7 million, or 11%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily due to an increase of $2.2 million in personnel expenses as a result of increased headcount and salaries, an increase of $0.8 million in amortization of acquired intangible assets related to acquisitions, an increase of $0.6 million in amortization of internally developed software, and an increase of $0.6 million in hosting, software, and telecom costs.
Research and Development

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$69,949	$65,303	$4,646	7%
Percentage of revenue	33%	37%
Research and development expenses increased by $4.6 million, or 7%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily driven by an increase in personnel expenses of $5.5 million as a result of increased headcount and salaries to support our continued investment in our platform and an increase of $0.8 million in costs to support the business and related infrastructure, which include allocated overhead costs. This was partially offset by a $0.9 million decrease in the outside services spend due to higher leverage of internal resources through hiring, and a decrease of $0.7 million in the impairment charge related to software development not placed in service in the prior period.
Sales and Marketing

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$93,525	$95,883	$(2,358)	(2)%
Percentage of revenue	44%	55%
Sales and marketing expenses decreased by $2.4 million, or 2%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This decrease was primarily due to a decrease of $1.0 million in travel and other program related costs and a decrease of $0.9 million in marketing expenses, both due to a shift in marketing spend to smaller events during the period, a decrease of $0.5 million in personnel expenses due to a decrease in commissions, and a decrease of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs. This was partially offset by an increase of $0.7 million in bad debt expense.
General and Administrative

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$51,592	$50,700	$892	2%
Percentage of revenue	24%	29%
General and administrative expenses increased by $0.9 million, or 2%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily driven by an increase of $3.3 million in personnel expenses as a result of increased headcount and salaries and an increase of $1.2 million in real estate impairment charges. This was partially offset by a decrease of $3.2 million in outside services related to transaction costs for the acquisition of Catalytic in the prior year.
Interest Expense

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest expense	$2,730	$2,712	$18	1%
Interest expense was consistent for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 and related to contractual interest and amortization of debt issuance costs for the Notes.
Interest Income and Other Income (Expense), Net

	Six Months Ended July 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest income	$6,778	$1,378	$5,400	392%
Other income (expense), net	2,309	(1,154)	$3,463	300%
Interest income increased by $5.4 million and other income, net increased by $3.5 million for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$87,783	$71,886	$173,093	$141,541
Add:
Stock-based compensation	2,164	1,787	4,040	3,011
Employer taxes related to employee stock transactions	45	34	117	41
Amortization of acquired intangible assets	2,086	2,156	4,173	3,365
Restructuring costs	—	—	137	—
Non-GAAP gross profit	$92,078	$75,863	$181,560	$147,958

Gross margin	82%	80%	82%	81%
Non-GAAP gross margin	86%	84%	86%	84%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Loss from operations	$(26,173)	$(37,888)	$(41,973)	$(70,345)
Add:
Stock-based compensation	35,537	30,125	63,082	55,034
Employer taxes related to employee stock transactions	703	521	1,900	1,173
Amortization of acquired intangible assets	2,805	2,961	5,611	4,803
Acquisition-related expenses	162	899	323	3,652
Restructuring costs	1,258	—	1,402	—
Non-GAAP operating income (loss)	$14,292	$(3,382)	$30,345	$(5,683)

Operating margin	(24)%	(42)%	(20)%	(40)%
Non-GAAP operating margin	13%	(4)%	14%	(3)%
Non-GAAP Net Income (Loss) Attributable to PagerDuty, Inc. Common Stockholders
We define non-GAAP net income (loss) attributable to PagerDuty, Inc. common stockholders as net loss attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, restructuring costs, adjustment attributable to redeemable non-controlling interest, and the associated tax impact of these items, where applicable, which are not necessarily reflective of operational performance during a given period,.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Net loss attributable to PagerDuty, Inc. common stockholders	$(23,782)	$(38,499)	$(36,000)	$(71,319)
Add (Less):
Stock-based compensation	35,537	30,125	63,082	55,034
Employer taxes related to employee stock transactions	703	521	1,900	1,173
Amortization of debt issuance costs	478	468	933	915
Amortization of acquired intangible assets	2,805	2,961	5,611	4,803
Acquisition-related expenses	162	899	323	3,652
Restructuring costs	1,258	—	1,402	—
Adjustment attributable to redeemable non-controlling interest	1,729	—	1,729	—
Income tax effect of non-GAAP adjustments	(662)	—	(1,454)	(1,330)
Non-GAAP net income (loss) attributable to PagerDuty, Inc. attributable to common stockholders	$18,228	$(3,525)	$37,526	$(7,072)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$10,750	$2,841	$32,902	$(144)
Less:
Purchases of property and equipment	(713)	(862)	(948)	(2,940)
Capitalization of internal-use software costs	(1,299)	(965)	(2,371)	(1,737)
Free cash flow	$8,738	$1,014	$29,583	$(4,821)
Net cash used in investing activities	$(12,575)	$(2,695)	$(4,012)	$(73,052)
Net cash provided by (used in) financing activities	$3,573	$4,465	$(496)	$1,881
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
As of July 31, 2023, our principal sources of liquidity were cash and cash equivalents and investments totaling $504.5 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the worldwide macroeconomic conditions, including but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, bank failures, volatility in foreign currency exchange rates, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2023, we had deferred revenue of $196.6 million, of which $192.3 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$32,902	$(144)
Net cash used in investing activities	$(4,012)	$(73,052)
Net cash (used in) provided by financing activities	$(496)	$1,881
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

Cash provided by operating activities for the six months ended July 31, 2023 of $32.9 million primarily related to our net loss of $35.5 million, adjusted for non-cash charges of $86.6 million and net cash outflows of $18.2 million due to changes in our operating assets and liabilities. Non-cash charges consisted of stock-based compensation of $63.1 million, amortization of our deferred contract costs of $10.2 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $10.0 million, non-cash lease expense of $2.3 million, amortization of debt issuance costs of $0.9 million, and other costs of $0.1 million, which consist primarily of impairment charges, accretion on investments and bad debt expense. Changes in operating assets and liabilities reflected cash outflows from a $19.1 million decrease in accounts payable, accrued expenses and other liabilities, and accrued compensation, a $12.4 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $6.8 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, $3.0 million in payments for operating lease liabilities, and a $1.4 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services. These amounts were offset by a $24.4 million decrease in accounts receivable due to timing of cash collections.
Investing Activities
Cash used in investing activities for the six months ended July 31, 2023 of $4.0 million consisted primarily of purchases of available-for-sale investments of $108.1 million, capitalization of internal-use software of $2.4 million, and purchases of property and equipment of $0.9 million primarily for purchases of computers for new employees, partially offset by proceeds from maturities of investments of $107.6 million.
Financing Activities
Cash used in financing activities for the six months ended July 31, 2023 of $0.5 million consisted of $16.0 million in employee payroll taxes paid related to vesting of restricted stock units, offset by proceeds of $7.4 million from the exercise of stock options, proceeds from the ESPP purchase of $6.3 million, and $1.8 million of cash received from the non-controlling shareholder of PagerDuty K.K.
Contractual Obligations and Commitments
There were no material changes during the six months ended July 31, 2023 to our contractual obligations and other commitments, as disclosed in our Annual Report.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023. Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. In particular, advancements in technology such as artificial intelligence (“AI”) and machine learning (“ML”) are changing the technology landscape, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. If we were unable to continue enhancing and evolving our digital operations platform or delivering new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive value at lower prices, more efficiently, more conveniently, more reliably, or more securely than our products, our business, results of operations, and financial condition would be adversely affected.
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
We use AI and ML technologies in our products and services. The development and use of AI and ML is subject to privacy, data protection, and information security laws, industry standards, external and internal privacy and security policies, and contractual requirements, as well as increasing regulation and scrutiny. If we do not incorporate AI and ML in a manner consistent with these factors, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Items 3 and 4 are not applicable and have been omitted.
Item 5.    Other Information
Trading Arrangements of Directors and Executive Officers
During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Adoption or Termination Date	Type of Trading Arrangement		Total Shares of Common Stock to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Shelley Webb, Senior Vice President, Legal, General Counsel and Secretary	Adoption	July 10, 2023	X		64,208	October 18, 2024
William E. Losch, Director	Adoption	June 14, 2023	X		5,364	June 30, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Represents the maximum number of shares that may be sold pursuant to the 10b5- 1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

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

PAGERDUTY, INC.

Date: September 1, 2023	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2023	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: September 1, 2023	By:	/s/ Mitra Rezvan
Mitra Rezvan
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)