Form 10-Q
period 2023-10-31
PagerDuty, Inc.
filed 2023-12-01
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of November 29, 2023, was 91,892,322.

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
•anticipated charges and future cost savings in connection with our real estate rationalization;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands) (unaudited)

	As of October 31, 2023	As of January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$380,307	$274,019
Investments	195,006	202,948
Accounts receivable, net of allowance for credit losses of $1,285 and $2,014 as of October 31, 2023 and January 31, 2023, respectively	71,106	91,345
Deferred contract costs, current	18,893	18,674
Prepaid expenses and other current assets	15,742	13,350
Total current assets	681,054	600,336
Property and equipment, net	18,746	18,390
Deferred contract costs, non-current	24,495	27,715
Lease right-of-use assets	10,120	13,982
Goodwill	118,862	118,862
Intangible assets, net	28,807	37,224
Other assets	4,646	1,364
Total assets	$886,730	$817,873
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,763	$7,398
Accrued expenses and other current liabilities	13,323	11,804
Accrued compensation	28,833	41,834
Deferred revenue, current	192,920	204,137
Lease liabilities, current	6,088	5,904
Total current liabilities	247,927	271,077
Convertible senior notes, net	447,389	282,908
Deferred revenue, non-current	3,499	4,914
Lease liabilities, non-current	8,391	12,704
Other liabilities	4,933	4,184
Total liabilities	712,139	575,787
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	5,472	1,108
Stockholders’ equity:
Common stock, $0.000005 par value; 1,000,000,000 shares authorized; 94,219,644 and 91,178,671 shares issued and 91,888,642 and 91,178,671 outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	745,114	719,816
Accumulated other comprehensive loss	(1,712)	(1,592)
Accumulated deficit	(524,283)	(477,246)
Treasury stock at cost, 2,331,002 and — shares as of October 31, 2023 and January 31, 2023, respectively	(50,000)	—
Total stockholders’ equity	169,119	240,978
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$886,730	$817,873

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	$108,720	$94,203	$319,582	$269,827
Cost of revenue	19,705	18,007	57,474	52,090
Gross profit	89,015	76,196	262,108	217,737
Operating expenses:
Research and development	34,272	35,004	104,221	100,307
Sales and marketing	49,630	47,118	143,155	143,001
General and administrative	25,955	26,616	77,547	77,316
Total operating expenses	109,857	108,738	324,923	320,624
Loss from operations	(20,842)	(32,542)	(62,815)	(102,887)
Interest income	4,522	1,382	11,300	2,760
Interest expense	(1,454)	(1,360)	(4,184)	(4,072)
Gain on partial extinguishment of convertible senior notes	3,970	—	3,970	—
Other income (expense), net	673	(172)	2,982	(1,326)
Loss before (provision) benefit from income taxes	(13,131)	(32,692)	(48,747)	(105,525)
(Provision) benefit from income taxes	41	(112)	197	1,302
Net loss	$(13,090)	$(32,804)	$(48,550)	$(104,223)
Net loss attributable to redeemable non-controlling interest	(324)	(262)	(1,513)	(362)
Net loss attributable to PagerDuty, Inc.	$(12,766)	$(32,542)	$(47,037)	$(103,861)
Adjustment attributable to redeemable non-controlling interest	2,359	—	4,088	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(15,125)	$(32,542)	$(51,125)	$(103,861)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.16)	$(0.36)	$(0.55)	$(1.18)
Weighted average shares used in calculating net income (loss) per share, basic and diluted	93,104	89,285	92,257	88,200
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(13,090)	$(32,804)	$(48,550)	$(104,223)
Unrealized gain (loss) on investments	227	(1,050)	295	(1,952)
Foreign currency translation adjustments	(151)	(374)	(415)	(515)
Total comprehensive loss	$(13,014)	$(34,228)	$(48,670)	$(106,690)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(324)	(262)	(1,513)	(362)
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	6	2	8	5
Comprehensive loss attributable to redeemable non-controlling interest	(318)	(260)	(1,505)	(357)
Comprehensive loss attributable to PagerDuty, Inc.	$(12,696)	$(33,968)	$(47,165)	$(106,333)

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 31, 2023	93,249,291	$—	$779,192	$(1,788)	$(511,517)	—	$—	$265,887
Issuance of common stock upon exercise of stock options	245,778	—	973	—	—	—	—	973
Vesting of restricted stock units, net of employee payroll taxes	724,575	—	(9,786)	—	—	—	—	(9,786)
Other comprehensive income	—	—	—	76	—	—	—	76
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Common stock repurchased	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Stock-based compensation	—	—	32,196	—	—	—	—	32,196
Adjustment to redeemable non-controlling interest	—	—	(2,359)	—	—	—	—	(2,359)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(12,766)	—	—	(12,766)
Balances as of October 31, 2023	94,219,644	$—	$745,114	$(1,712)	$(524,283)	(2,331,002)	$(50,000)	$169,119

	Nine Months Ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	—	$—	$240,978
Issuance of common stock upon exercise of stock options	1,026,320	—	7,954	—	—	—	—	7,954
Vesting of restricted stock units, net of employee payroll taxes	1,688,670	—	(25,772)	—	—	—	—	(25,772)
Issuance of common stock in connection with the Employee Stock Purchase Plan	325,983	—	6,292	—	—	—	—	6,292
Other comprehensive loss	—	—	—	(120)	—	—	—	(120)
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Common stock repurchased	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Stock-based compensation	—	—	96,014	—	—	—	—	96,014
Adjustment to redeemable non-controlling interest	—	—	(4,088)	—	—	—	—	(4,088)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(47,037)	—	—	(47,037)
Balances as of October 31, 2023	94,219,644	$—	$745,114	$(1,712)	$(524,283)	(2,331,002)	$(50,000)	$169,119

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of July 31, 2022	88,928,089	$—	$672,126	$(1,712)	$(420,142)	$250,272
Issuance of common stock upon exercise of stock options	328,471	—	2,137	—	—	2,137
Vesting of restricted stock units, net of employee payroll taxes	709,089	—	(9,864)	—	—	(9,864)
Other comprehensive loss	—	—	—	(1,424)	—	(1,424)
Stock-based compensation	—	—	31,770	—	—	31,770
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(32,542)	(32,542)
Balances as of October 31, 2022	89,965,649	$—	$696,169	$(3,136)	$(452,684)	$240,349

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	$266,975
Issuance of common stock upon exercise of stock options	1,513,581	—	8,728	—	—	8,728
Vesting of restricted stock units, net of employee payroll taxes	1,349,991	—	(22,187)	—	—	(22,187)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	280,725	—	5,736	—	—	5,736
Other comprehensive loss	—	—	—	(2,467)	—	(2,467)
Stock-based compensation	—	—	87,425	—	—	87,425
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(103,861)	(103,861)
Balances as of October 31, 2022	89,965,649	$—	$696,169	$(3,136)	$(452,684)	$240,349

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc. common stockholders	$(51,125)	$(103,861)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	2,575	(362)
Net loss	(48,550)	(104,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,016	12,778
Amortization of deferred contract costs	15,286	14,178
Amortization of debt issuance costs	1,456	1,376
Gain on partial extinguishment of convertible senior notes	(3,970)	—
Stock-based compensation	94,910	86,478
Non-cash lease expense	3,425	2,913
Tax benefit related to release of valuation allowance	—	(1,330)
Other	(1,426)	1,686
Changes in operating assets and liabilities:
Accounts receivable	18,983	3,048
Deferred contract costs	(12,285)	(16,323)
Prepaid expenses and other assets	(2,674)	(2,934)
Accounts payable	(1,002)	(1,117)
Accrued expenses and other liabilities	767	(1,350)
Accrued compensation	(13,086)	(624)
Deferred revenue	(12,547)	8,635
Lease liabilities	(4,484)	(3,783)
Net cash provided by (used in) operating activities	49,819	(592)
Cash flows from investing activities
Purchases of property and equipment	(1,193)	(3,755)
Capitalization of internal-use software costs	(3,812)	(2,725)
Business acquisition, net of cash acquired	—	(66,262)
Asset acquisition	—	(1,845)
Purchases of available-for-sale investments	(151,984)	(155,310)
Proceeds from maturities of available-for-sale investments	164,064	149,625
Purchases of non-marketable equity investments	(200)	—
Net cash provided by (used in) investing activities	6,875	(80,272)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	391,543	—
Purchases of capped calls related to convertible senior notes	(55,102)	—
Repurchases of convertible senior notes	(223,471)	—
Investment from redeemable non-controlling interest holder	1,781	1,908
Proceeds from employee stock purchase plan	6,292	5,736
Proceeds from issuance of common stock upon exercise of stock options	8,390	8,459
Employee payroll taxes paid related to net share settlement of restricted stock units	(25,772)	(22,187)
Repurchase of common stock	(50,000)	—
Net cash provided by (used in) financing activities	53,661	(6,084)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(451)	(504)
Net increase (decrease) in cash, cash equivalents, and restricted cash	109,904	(87,452)
Cash, cash equivalents, and restricted cash at beginning of period	274,019	349,785
Cash, cash equivalents, and restricted cash at end of period	$383,923	$262,333
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	380,307	262,333
Restricted cash in other long-term assets	3,616	—
Total cash, cash equivalents and restricted cash	$383,923	$262,333

Supplemental cash flow data:
Cash paid for income taxes	$507	$130
Cash paid for interests	$1,797	$1,797
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$991	$828
Stock-based compensation capitalized in internal use software	$1,105	$947
Bonuses capitalized in internal use software	$111	$263
Issuance costs included in accrued expenses	$965	$—
Receivables for cash in-transit on stock options	$—	$269

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
The condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, statements of stockholders’ equity, and cash flows. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full year ending January 31, 2024 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, the determination of the fair value of acquired assets and assumed liabilities, stock-based compensation, and estimates related to the Company’s revenue recognition, such as the assessment of performance obligations in the Company’s revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
No single customer accounted for more than 10% of the total accounts receivable balance as of October 31, 2023 or January 31, 2023. No single customer represented 10% or more of revenue for the three and nine months ended October 31, 2023 or 2022.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $3.8 million and $1.6 million to entities associated with related parties during the nine months ended October 31, 2023 and 2022, respectively. Other related party transactions were not material for the three and nine months ended October 31, 2023 and 2022.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as compared to those described in the Annual Report, other than as set forth below.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of October 31, 2023, the Company had restricted cash of $3.6 million, all of which was classified as non-current. The Company had no restricted cash as of January 31, 2023.
Redeemable Non-Controlling Interest
During the quarter ended July 31, 2022, the Company established a joint venture with Japan Cloud Computing II L.P. (the “Investor”) in Japan (“PagerDuty K.K.”), which is a variable interest entity, obtaining a 51% controlling interest. The Company has consolidated the financial results of the joint venture.
The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either (i) at the option of the non-controlling interest holders or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity. During the three and nine months ended October 31, 2023, the Company recorded an adjustment attributable to the redeemable non-controlling interest of $2.4 million and $4.1 million. There were no adjustments attributable to the redeemable non-controlling interest recorded during the three and nine months ended October 31, 2022.
3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K, which is a variable interest entity. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$3,431	$1,811	$1,108	$—
Investment by redeemable non-controlling interest	—	—	1,781	1,908
Net loss attributable to redeemable non-controlling interest	(324)	(262)	(1,513)	(362)
Adjustment to redeemable non-controlling interest	2,359	—	4,088	—
Foreign currency translation adjustments	6	2	8	5
Balance at end of period	$5,472	$1,551	$5,472	$1,551

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of October 31, 2023	As of January 31, 2023
	(in thousands)
Cash and cash equivalents
Cash	$72,035	$67,151
Money market funds	297,294	206,868
Commercial paper	8,978	—
U.S. Treasury securities	2,000	—
Total cash and cash equivalents	$380,307	$274,019
Available-for-sale investments:
U.S. Treasury securities	$50,516	$51,387
Commercial paper	12,617	34,798
Corporate debt securities	113,620	108,827
U.S. Government agency securities	18,253	7,936
Total available-for-sale investments	$195,006	$202,948
The following tables summarize the Company’s investments’ adjusted cost, net unrealized losses, and fair value by significant investment category as of October 31, 2023 and January 31, 2023. Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine months ended October 31, 2023.

	As of October 31, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$50,519	$(3)	$50,516
Commercial paper	12,622	(5)	12,617
Corporate debt securities	114,616	(996)	113,620
U.S. Government agency securities	18,393	(140)	18,253
Total available-for-sale investments	$196,150	$(1,144)	$195,006

	As of January 31, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$51,400	$(13)	$51,387
Commercial paper	34,926	(128)	34,798
Corporate debt securities	110,063	(1,236)	108,827
U.S. Government agency securities	8,000	(64)	7,936
Total available-for-sale investments	$204,389	$(1,441)	$202,948

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s available-for-sale securities by contractual maturity date as of October 31, 2023 and January 31, 2023:

	As of October 31, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$141,549	$140,839
Due between one to five years	54,601	54,167
Total	$196,150	$195,006

	As of January 31, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$139,443	$138,625
Due between one to five years	64,946	64,323
Total	$204,389	$202,948
As of October 31, 2023, the Company had 104 securities in an unrealized loss position with an aggregate fair value of $199.1 million, of which $44.5 million were in a continuous unrealized loss position for more than 12 months. As of January 31, 2023, the Company had 81 securities in an unrealized loss position with an aggregate fair value of $174.1 million, of which $39.9 million were in a continuous unrealized loss position for more than 12 months.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of October 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$297,294	$—	$—	$297,294
U.S. Treasury securities	—	52,516	—	52,516
Commercial paper	—	21,595	—	21,595
Corporate debt securities	—	113,620	—	113,620
U.S. Government agency securities		18,253	—	18,253
Total	$297,294	$205,984	$—	$503,278
Included in cash equivalents				$308,272
Included in investments				$195,006

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$206,868	$—	$—	$206,868
U.S. Treasury securities	—	51,387	—	51,387
Commercial paper	—	34,798	—	34,798
Corporate debt securities	—	108,827	—	108,827
U.S. Government agency securities	—	7,936	—	7,936
Total	$206,868	$202,948	$—	$409,816
Included in cash equivalents				$206,868
Included in investments				$202,948
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2023 and January 31, 2023, the Company’s Level 2 securities were priced by pricing vendors. These pricing vendors utilize observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of October 31, 2023, the estimated fair value of our outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $53.5 million and the estimated fair value of our 1.5% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”) was approximately $395.3 million. The fair values were determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of October 31, 2023	As of January 31, 2023
	(in thousands)
Leasehold improvements	$11,445	$15,585
Computers and equipment	8,817	9,426
Furniture and fixtures	3,796	4,730
Capitalized internal-use software	15,998	10,971
Gross property and equipment (1)	40,056	40,712
Accumulated depreciation and amortization	(21,310)	(22,322)
Property and equipment, net	$18,746	$18,390
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $5.4 million and $6.0 million that had not yet been placed in service as of October 31, 2023 and January 31, 2023, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $2.1 million and $1.8 million for the three months ended October 31, 2023 and 2022, respectively. Depreciation and amortization expense was $6.3 million and $5.1 million for the nine months ended October 31, 2023 and 2022, respectively.
In the nine months ended October 31, 2023, the Company recorded an impairment charge of $0.4 million related to leasehold improvements abandoned in the period. The impairment charge was recorded in general and administrative expenses on the consolidated statement of operations. In the nine months ended October 31, 2022, the Company recorded an impairment charge of $0.7 million on its capitalized internal-use software included in construction-in-progress. It was determined that the developed technology would not be placed in service as the technology was replaced with the acquired technology of Catalytic.

7. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $43.4 million and $46.4 million as of October 31, 2023 and January 31, 2023, respectively. Amortization expense for deferred contract costs was $5.1 million and $4.9 million for the three months ended October 31, 2023 and 2022, respectively. Amortization expense for deferred contract costs was $15.3 million and $14.2 million for the nine months ended October 31, 2023 and 2022, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

8. Leases
Operating Leases
The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2026 and fiscal 2029. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In the nine months ended October 31, 2023, the Company entered into a sublease of one office location. The sublease has a remaining lease term of less than two years. Sublease income, which is recorded as a reduction of rent expense, was immaterial for the nine months ended October 31, 2023.
The following table presents information about leases on the condensed consolidated balance sheet.

	As of October 31, 2023	As of January 31, 2023
	(in thousands)
Assets
Lease right-of-use assets	$10,120	$13,982
Liabilities
Lease liabilities	6,088	5,904
Lease liabilities, non-current	8,391	12,704
As of October 31, 2023, the weighted average remaining lease term was 3.3 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.7%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$1,089	$1,371	$3,760	$4,293
Short-term lease expense	567	484	1,335	1,342
Variable lease expense	270	285	867	957

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,612	$1,601	$4,934	$4,840

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In the nine months ended October 31, 2023, the Company recorded an impairment charge of $0.8 million to the right-of-use asset associated with the subleased office, which is the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on our condensed consolidated statement of operations. There were no impairment charges recorded in the three months ended October 31, 2023 and 2022 and there were no impairment charges recorded in the nine months ended October 31, 2022.
9. Debt and Financing Arrangements
2025 Convertible Senior Notes
On June 25, 2020, the Company issued an aggregate principal amount of $287.5 million of 2025 Notes in a private offering pursuant to an Indenture dated June 25, 2020 (the “2025 Indenture”).
The 2025 Notes are senior, unsecured obligations of the Company and accrue interest payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of 1.25% per year. The 2025 Notes will mature on July 1, 2025, unless such notes are converted, redeemed or repurchased earlier. The 2025 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election in the manner and subject to the terms and conditions provided in the 2025 Indenture.
In October 2023, the Company provided written notice to the trustee and the note holders of the 2025 Notes that it had irrevocably elected to settle the principal amount of its convertible senior notes in cash and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted.
In October 2023, the Company paid $223.5 million to repurchase $230.0 million of aggregate principal amount of the 2025 Notes with a carrying value of $227.5 million, net of unamortized issuance costs of $2.6 million. The Company recorded a gain on partial extinguishment of the 2025 Notes in the three and nine months ended October 31, 2023 of $4.0 million in the condensed consolidated statements of operations.
2028 Convertible Senior Notes
In October 2023, the Company issued an aggregate principal amount of $402.5 million 2028 Notes in a private offering pursuant to an Indenture dated October 13, 2023 (the “2028 Indenture” and, together with the 2025 Indenture, the “Indentures”). The total net proceeds from the debt offering, after deducting debt issuance costs of $12.0 million, paid or payable by the Company, were $390.4 million.
The 2028 Notes are senior, unsecured obligations of the Company and accrue interest payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2024, at a rate of 1.50% per year. The 2028 Notes will mature on October 15, 2028, unless such notes are converted, redeemed or repurchased earlier. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted, in the manner and subject to the terms and conditions provided in the 2028 Indenture.
Additional Terms of the Notes
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on April 1, 2025, with respect to the 2025 Notes, or June 15, 2028, with respect to the 2028 Notes, only under the following circumstances:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

•During any fiscal quarter commencing after the fiscal quarter ended October 31, 2020, with respect to the 2025 Notes, or the fiscal quarter ending January 31, 2024, with respect to the 2028 Notes (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the relevant conversion price on each applicable trading day;
•During the five business day period after any ten consecutive trading day period (the measurement period) in which the “trading price” (as defined in the relevant Indenture) per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the relevant conversion rate on each such trading day;
•If the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as noted in the Indenture.
On or after April 1, 2025, with respect to the 2025 Notes, or June 15, 2028, with respect to the 2028 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.
The initial conversion rate for the 2025 Notes is 24.95 shares of common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $40.08 per share of common stock. The initial conversion rate for the 2028 Notes is 36.56 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $27.35 per share of common stock. The conversion rate for the Notes is subject to adjustment under certain circumstances in accordance with the terms of the relevant Indenture, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its notes called (or deemed called) for redemption during the related redemption period (as defined in the relevant Indenture), as the case may be.
The Company may not redeem 2025 Notes prior to July 6, 2023 or the 2028 Notes prior to October 20, 2026. The Company may redeem for cash all or any portion of the Notes, at its option, with respect to the 2025 Notes, on a redemption date occurring on or after July 6, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date of the 2025 Notes, or with respect to the 2028 Notes, on a redemption date occurring on or after October 20, 2026 and prior to the 61st scheduled trading day immediately preceding the maturity date of the 2028 Notes, if the last reported sale price of the common stock has been at least 130% of the relevant conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes or the 2028 Notes.
If the Company undergoes a fundamental change (as defined in the relevant Indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indentures governing the Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2025 Notes or 2028 Notes may declare the entire principal of all such 2025 Notes or 2028 Notes plus accrued and unpaid interest to be immediately due and payable.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting for Notes
The Company accounts for the Notes each as a single liability in accordance with Accounting Standards Update 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The Notes are classified as long-term liabilities as of October 31, 2023. Issuance costs are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 2.13% for the 2028 Notes and 1.91% for the 2025 Notes.
The net carrying amount of the Notes as of October 31, 2023 and as of January 31, 2023 was as follows:

	As of October 31, 2023			As of January 31, 2023
	(in thousands)
	2025 Notes	2028 Notes	Total	2025 Notes
Principal	$57,500	$402,500	$460,000	$287,500
Less: unamortized issuance costs	(621)	(11,990)	(12,611)	(4,592)
Net carrying amount	$56,879	$390,510	$447,389	$282,908
Interest expense recognized related to the Notes is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Contractual interest expense	$931	$899	$2,728	$2,696
Amortization of debt issuance costs	523	461	1,456	1,376
Total interest expense related to the Notes	$1,454	$1,360	$4,184	$4,072

Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Calls”) with certain financial institution counterparties and in connection with the offering of the 2028 Notes, the Company entered into separate privately negotiate capped call transactions (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2025 Notes or the 2028 Notes, as applicable, with such reduction or offset, as the case may be, subject to a cap based on the cap price of such Capped Calls. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35.7 million incurred to purchase the 2025 Capped Calls and the cost of $55.1 million incurred to purchase the 2028 Capped Calls were each recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
The 2025 Capped Calls each have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately $7.20 million shares of our common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of our common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances.

10. Commitments and Contingencies
Legal Matters
From time to time in the normal course of business, the Company may be subject to various claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise and accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. The Company is not currently a party to any material legal proceedings nor is it aware of any pending or threatened litigation that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.
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

11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Deferred revenue, beginning of period	$196,605	$169,534	$209,051	$170,224
Billings	108,534	104,384	306,950	278,462
Deferred revenue assumed in the Catalytic acquisition	—	—	—	856
Revenue recognized	(108,720)	(94,203)	(319,582)	(269,827)
Deferred revenue, end of period	$196,419	$179,715	$196,419	$179,715

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended October 31, 2023 and 2022, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter. For the nine months ended October 31, 2023 and 2022, approximately half of revenue recognized was from the deferred revenue balance at the beginning of the period.
As of October 31, 2023, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $206.0 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with terms of less than one year.
12. Common Stock and Stockholders’ Equity
Equity Incentive Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”, collectively the “Stock Plans”). Upon completion of the Company’s initial public offering (“IPO”) in April 2019, the Company ceased granting awards under the 2010 Plan, and all shares that remained available for future issuance under the 2010 Plan at that time were transferred to the 2019 Plan. The 2019 Plan superseded and replaced the 2010 Plan. As of October 31, 2023 and January 31, 2023, the Company was authorized to grant up to 31,519,241 shares and 28,881,327 shares of common stock, respectively, under the 2019 Plan.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). As of October 31, 2023 and January 31, 2023, there were 17,224,509 shares and 13,581,239 shares available for future issuance under the Stock Plans, respectively.
Shares of common stock reserved for future issuance are as follows:

October 31, 2023
Outstanding stock options and unvested RSUs and PSUs	13,886,605
Available for future stock option, RSU, and PSU grants	17,224,509
Available for Employee Stock Purchase Plan (“ESPP”)	3,557,026
Total common stock reserved at October 31, 2023	34,668,140
Common Stock Repurchase
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. The cost of repurchased shares are recorded as Treasury Stock in the condensed consolidated balance sheets.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2023	6,150,981	$10.61	5.3 years	$117,986
Granted	—	$—
Exercised	(1,026,320)	$7.75
Canceled	(71,995)	$33.51
Outstanding at October 31, 2023	5,052,666	$10.86	4.7 years	$52,696
Vested as of October 31, 2023	4,843,446	$10.24	4.6 years	$52,052
No stock options were granted during the three and nine months ended October 31, 2023. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2023 and 2022 was $4.9 million and $6.4 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 31, 2023 and 2022 was $20.9 million and $37.0 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of October 31, 2023, there was approximately $2.7 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plans, which will be recognized over a weighted average period of 1.3 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	8,012,482	$32.55
Granted	4,008,591	$31.52
Vested	(1,671,952)	$32.51
Forfeited or canceled	(2,599,165)	$33.23
Outstanding at October 31, 2023	7,749,956	$31.80
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of October 31, 2023, there was $234.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.4 years based on vesting under the award service conditions.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	825,058	$33.27
Granted(1)	594,290	$34.98
Vested	(16,718)	$41.17
Forfeited or canceled	(152,606)	$35.71
Performance adjustment for 2022 PSU Awards	(698,983)	$29.22
Outstanding at October 31, 2023	551,041	$35.18
(1)This amount represents awards granted at 100% attainment.
As of October 31, 2023, total unrecognized stock-based compensation cost related to PSUs was $6.9 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.
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
During the three months ended October 31, 2023 and 2022, the Company recognized $1.3 million and $1.2 million, respectively, of stock-based compensation expense related to the ESPP. During the nine months ended October 31, 2023 and 2022, the Company recognized $4.7 million and $3.4 million, respectively, of stock-based compensation expense related to the ESPP.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended October 31, 2023 and 2022, the Company withheld $2.0 million and $2.1 million, respectively, in contributions from employees. During the nine months ended October 31, 2023 and 2022, the Company withheld $7.8 million and $7.7 million, respectively, in contributions from employees.
During the three and nine months ended October 31, 2023, 325,983 shares of common stock were issued under the ESPP at a weighted average purchase price of $19.30 per share. During the three and nine months ended October 31, 2022, 280,725 shares of common stock were issued under the ESPP at a weighted average purchase price of $20.43 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,820	$1,937	$5,860	$4,948
Research and development	11,128	10,824	34,002	30,066
Sales and marketing	8,094	8,004	22,362	22,533
General and administrative	10,786	10,679	32,686	28,931
Total	$31,828	$31,444	$94,910	$86,478

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc. common stockholders	$(15,125)	$(32,542)	$(51,125)	$(103,861)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic and diluted	93,104	89,285	92,257	88,200
Net loss per share, basic and diluted, attributable to PagerDuty, Inc.	$(0.16)	$(0.36)	$(0.55)	$(1.18)

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2023	2022
	(in thousands)
Shares subject to outstanding common stock awards	13,354	16,970
Restricted stock issued to acquire key personnel	44	63
Shares issuable pursuant to the ESPP	188	202
Additionally, as of October 31, 2022, using the conversion rate of 24.9507 shares of common stock per $1,000 principal amount of notes, the potentially dilutive shares that were not included in the diluted per share calculations related to the 2025 Notes was 7,173 million.
In October 2023, the Company provided written notice to the trustee and the note holders of the 2025 Notes that it had irrevocably elected to settle the principal amount of its convertible senior notes in cash and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. As described in Note 9, “Debt and Financing Arrangements,” upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of October 31, 2023, the conversion options of the Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.
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
The Company recorded an immaterial income tax benefit for the three months ended October 31, 2023 and an income tax expense of $0.1 million for the three months ended October 31, 2022, respectively. The Company recorded an income tax benefit of $0.2 million and $1.3 million for the nine months ended October 31, 2023 and 2022, respectively. The income tax benefit for the nine months ended October 31, 2022 was primarily due to the deferred tax benefit of $1.3 million associated with the Company’s acquisition in the prior period.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Geographic Information
Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
United States	$79,487	$72,267	$232,576	$206,127
International	29,233	21,936	87,006	63,700
Total	$108,720	$94,203	$319,582	$269,827
Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2023 or 2022. As of October 31, 2023, 84% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 13% were located in Canada, 2% were located in Portugal, and 1% were located in the United Kingdom. As of January 31, 2023, 88% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 10% were located in Canada, 1% were located in Portugal, and 1% were located in the United Kingdom.

16. Subsequent Events
On November 15, 2023, the Company acquired all of the shares outstanding of Jeli, Inc. (“Jeli”) in a 100% cash deal for an approximate purchase price of $27 million. Jeli with PagerDuty will help customers turn incidents into opportunities by applying learnings to reduce the impact of future incidents.

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

We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict or the conflict in Israel and surrounding areas will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if these conflicts continue or worsen, leading to greater global economic disruptions and uncertainty. Our customers in Russia represented an immaterial portion of our net assets as of October 31, 2023 and January 31, 2023, and of our total consolidated revenues for each of the three and nine months ended October 31, 2023 and 2022.
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

	As of October 31,
	2023	2022
Customers	15,049	15,265
Customers greater than $100,000 in ARR	778	710
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

	Last 12 Months Ended October 31,
	2023	2022
Dollar-based net retention rate for all customers	110%	123%
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes that were outstanding from the beginning of the year through their partial extinguishment in October 2023. Interest expense for the three months ended October 31, 2023 also includes the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.
Gain on Partial Extinguishment of Convertible Senior Notes
During the three months ended October 31, 2023, the Company recorded a gain on partial extinguishment of convertible senior notes as a result of the October 2023 repurchase of the 2025 Notes. Refer to Note 9, “Debt and Financing Arrangements” for additional details.
Other Income (Expense), Net
Other income (expense), net primarily consists of accretion income and amortization expense on our available-for-sale investments and foreign currency transaction gains and losses.
(Provision) Benefit from Income Taxes
(Provision) benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. (Provision) benefit from income taxes also includes the benefit associated with the reduction in our valuation allowance from the increase in the deferred tax liability associated with acquired intangible assets from our acquisition during the nine months ended October 31, 2022.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Revenue	$108,720	$94,203	$319,582	$269,827
Cost of revenue(1)	19,705	18,007	57,474	52,090
Gross profit	89,015	76,196	262,108	217,737
Operating expenses:
Research and development(1)	34,272	35,004	104,221	100,307
Sales and marketing(1)	49,630	47,118	143,155	143,001
General and administrative(1)	25,955	26,616	77,547	77,316
Total operating expenses	109,857	108,738	324,923	320,624
Loss from operations	(20,842)	(32,542)	(62,815)	(102,887)
Interest income	4,522	1,382	11,300	2,760
Interest expense	(1,454)	(1,360)	(4,184)	(4,072)
Gain on partial extinguishment of convertible senior notes	3,970	—	3,970	—
Other income (expense), net	673	(172)	2,982	(1,326)
Loss before (provision) benefit from income taxes	(13,131)	(32,692)	(48,747)	(105,525)
(Provision) benefit from income taxes	41	(112)	197	1,302
Net loss	$(13,090)	$(32,804)	$(48,550)	$(104,223)
Net loss attributable to redeemable non-controlling interest	(324)	(262)	(1,513)	(362)
Net loss attributable to PagerDuty, Inc.	$(12,766)	$(32,542)	$(47,037)	$(103,861)
Adjustment attributable to redeemable non-controlling interest	2,359	—	4,088	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(15,125)	$(32,542)	$(51,125)	$(103,861)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,820	$1,937	$5,860	$4,948
Research and development	11,128	10,824	34,002	30,066
Sales and marketing	8,094	8,004	22,362	22,533
General and administrative	10,786	10,679	32,686	28,931
Total	$31,828	$31,444	$94,910	$86,478

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	18	19	18	19
Gross profit	82%	81%	82%	81%
Operating expenses:
Research and development	32	37	33	37
Sales and marketing	46	50	45	53
General and administrative	24	28	24	29
Total operating expenses	101	115	102	119
Loss from operations	(19)	(35)	(20)	(38)
Interest income	4	1	4	1
Interest expense	(1)	(1)	(1)	(2)
Gain on partial extinguishment of convertible senior notes	4	—	1	—
Other income (expense), net	1	—	1	—
Loss before (provision) benefit from income taxes	(12)	(35)	(15)	(39)
(Provision) benefit from income taxes	—	—	—	—
Net loss	(12)	(35)	(15)	(39)
Net loss attributable to redeemable non-controlling interest	—	—	—	—
Net loss attributable to PagerDuty, Inc.	(12)	(35)	(15)	(38)
Adjustment attributable to redeemable non-controlling interest	2	—	1	—
Net loss attributable to PagerDuty, Inc. common stockholders	(14)%	(35)%	(16)%	(38)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$108,720	$94,203	$14,517	15%
Revenue increased by $14.5 million, or 15%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to both increases in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$19,705	$18,007	$1,698	9%
Gross margin	82%	81%
Cost of revenue increased by $1.7 million, or 9%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to an increase of $0.5 million in outside services spend for the customer service team, an increase of $0.5 million in amortization of internally developed software, and an increase of $0.4 million in hosting, software, and telecom costs.
Research and Development

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$34,272	$35,004	$(732)	(2)%
Percentage of revenue	32%	37%
Research and development expenses decreased by $0.7 million, or 2%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease was primarily driven by a decrease in personnel expenses of $0.9 million due to a decrease in bonuses and a $0.9 million decrease in outside services spend due to higher leverage of internal resources through hiring. This was partially offset by an increase of $0.8 million in costs to support the business and related infrastructure, which include allocated overhead costs.
Sales and Marketing

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$49,630	$47,118	$2,512	5%
Percentage of revenue	46%	50%
Sales and marketing expenses increased by $2.5 million, or 5%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This increase was primarily due to an increase of $1.5 million in marketing expenses due to marketing campaigns during the period, an increase of $1.4 million in training and travel-related costs, and an increase of $0.8 million in costs to support the business and related infrastructure, which include allocated overhead costs. This was partially offset by a decrease of $0.7 million in personnel expenses due to a decrease in commissions.
General and Administrative

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$25,955	$26,616	$(661)	(2)%
Percentage of revenue	24%	28%

General and administrative expenses remained relatively flat for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 due to a decrease of $0.3 million in outside services spend due to higher leverage of internal resources through hiring.
Interest Expense

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest expense	$1,454	$1,360	$94	7%
Interest expense for the three months ended October 31, 2023 remained relatively consistent for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 as a result of contractual interest and amortization of debt issuance costs for the 2025 Notes that were partially extinguished in October 2023 and therefore outstanding for most of the comparative three month periods. The three months ended October 31, 2023 also includes contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023.
Interest Income, Gain on Partial Extinguishment of Convertible Senior Notes, and Other Income (Expense), Net

	Three Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest income	$4,522	$1,382	$3,140	227%
Gain on partial extinguishment of convertible senior notes	$3,970	$—	$3,970	100%
Other income (expense), net	$673	$(172)	$845	491%
Interest income increased by $3.1 million and other income, net increased by $0.8 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in interest income was primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year. The increase in other income (expense), net was due to changes in foreign currency rates.
During the three months ended October 31, 2023, the Company recorded a $4.0 million gain on partial extinguishment of convertible senior notes that was generated from the October 2023 repurchase $230.0 million of aggregate principal amount of the 2025 Notes with a carrying value of $223.7 million, net of unamortized issuance costs.
Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Revenue	$319,582	$269,827	$49,755	18%
Revenue increased by $49.8 million, or 18%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in revenue was primarily attributable to a combination of growth from both new and existing customers. Growth from existing customers was largely driven by both increases in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Cost of revenue	$57,474	$52,090	$5,384	10%
Gross margin	82%	81%
Cost of revenue increased by $5.4 million, or 10%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to an increase of $1.9 million in personnel expenses as a result of increased headcount and salaries, an increase of $1.2 million in amortization of internally developed software, an increase of $0.9 million in amortization of acquired intangible assets related to acquisitions, and an increase of $0.9 million in hosting, software, and telecom costs.
Research and Development

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Research and development	$104,221	$100,307	$3,914	4%
Percentage of revenue	33%	37%
Research and development expenses increased by $3.9 million, or 4%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily driven by an increase in personnel expenses of $4.5 million as a result of increased headcount and salaries to support our continued investment in our platform and an increase of $1.5 million in costs to support the business and related infrastructure, which include allocated overhead costs. This was partially offset by a $1.7 million decrease in the outside services spend due to higher leverage of internal resources through hiring, and a decrease of $0.7 million in the impairment charge related to software development not placed in service in the prior period.
Sales and Marketing

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Sales and marketing	$143,155	$143,001	$154	—%
Percentage of revenue	45%	53%
Sales and marketing expenses increased by $0.2 million, or 0%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This increase was primarily due to an increase of $1.0 million in training related costs, and an increase of $0.6 million in marketing expenses. This was partially offset by a decrease of $1.3 million in personnel expenses due to a decrease in commissions.
General and Administrative

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
General and administrative	$77,547	$77,316	$231	—%
Percentage of revenue	24%	29%

General and administrative expenses increased by $0.2 million, or 0%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily driven by an increase of $5.7 million in personnel expenses as a result of increased headcount and salaries, an increase of $1.2 million in real estate impairment charges and $0.5 million transaction costs incurred for the acquisition of Jolt. This was partially offset by a decrease of $3.5 million in outside services related to higher leverage of internal resources through hiring and due to transaction costs for the acquisition of Catalytic in the prior year, a decrease of $2.1 million in costs to support the business and related infrastructure, which include allocated overhead costs, a decrease of $0.5 million related to travel, and a decrease of $0.5 million in insurance, business taxes, and licenses.
Interest Expense

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest expense	$4,184	$4,072	$112	3%
Interest expense for the nine months ended October 31, 2023 remained relatively consistent for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 and related to contractual interest and amortization of debt issuance costs for the 2025 Notes.
Interest Income, Gain on Partial Extinguishment of Convertible Senior Notes, and Other Income (Expense), Net

	Nine Months Ended October 31,
	2023	2022	Change	% Change
	(dollars in thousands)
Interest income	$11,300	$2,760	$8,540	309%
Gain on partial extinguishment of convertible senior notes	3,970	—	$3,970	100%
Other income (expense), net	2,982	(1,326)	$4,308	325%
Interest income increased by $8.5 million and other income, net increased by $4.3 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in interest income was primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year. The increase in other income (expense) was due to higher accretion on our cash, cash equivalent and investment balances in the current year and due to changes in foreign currency rates.
During the three months ended October 31, 2023, the Company recorded a $4.0 million gain on partial extinguishment of convertible senior notes that was generated from the October 2023 repurchase $230.0 million of aggregate principal amount of the 2025 Notes with a carrying value of $223.7 million, net of unamortized issuance costs.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$89,015	$76,196	$262,108	$217,737
Add:
Stock-based compensation	1,820	1,937	5,860	4,948
Employer taxes related to employee stock transactions	21	38	138	79
Amortization of acquired intangible assets	2,087	1,949	6,260	5,314
Restructuring costs	—	—	137	—
Non-GAAP gross profit	$92,943	$80,120	$274,503	$228,078

Gross margin	82%	81%	82%	81%
Non-GAAP gross margin	85%	85%	86%	85%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Loss from operations	$(20,842)	$(32,542)	$(62,815)	$(102,887)
Add:
Stock-based compensation	31,828	31,444	94,910	86,478
Employer taxes related to employee stock transactions	415	583	2,315	1,756
Amortization of acquired intangible assets	2,806	2,628	8,417	7,431
Acquisition-related expenses	691	902	1,014	4,554
Restructuring costs	132	—	1,534	—
Non-GAAP operating income (loss)	$15,030	$3,015	$45,375	$(2,668)

Operating margin	(19)%	(35)%	(20)%	(38)%
Non-GAAP operating margin	14%	3%	14%	(1)%

Non-GAAP Net Income (Loss) Attributable to PagerDuty, Inc. Common Stockholders
We define non-GAAP net income (loss) attributable to PagerDuty, Inc. common stockholders as net loss attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, restructuring costs, adjustment attributable to redeemable non-controlling interest, gain on partial extinguishment of convertible senior notes, and the associated tax impact of these items, where applicable, which are not necessarily reflective of operational performance during a given period.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net loss attributable to PagerDuty, Inc. common stockholders	$(15,125)	$(32,542)	$(51,125)	$(103,861)
Add (Less):
Stock-based compensation	31,828	31,444	94,910	86,478
Employer taxes related to employee stock transactions	415	583	2,315	1,756
Amortization of debt issuance costs	523	461	1,456	1,376
Amortization of acquired intangible assets	2,806	2,628	8,417	7,431
Acquisition-related expenses	691	902	1,014	4,554
Restructuring costs	132	—	1,534	—
Adjustment attributable to redeemable non-controlling interest	2,359	—	4,088	—
Gain on partial extinguishment of convertible senior notes	(3,970)	—	(3,970)	—
Income tax effect of non-GAAP adjustments	(466)	—	(1,920)	(1,330)
Non-GAAP net income (loss) attributable to PagerDuty, Inc. attributable to common stockholders	$19,193	$3,476	$56,719	$(3,596)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$16,917	$(448)	$49,819	$(592)
Less:
Purchases of property and equipment	(245)	(815)	(1,193)	(3,755)
Capitalization of internal-use software costs	(1,441)	(988)	(3,812)	(2,725)
Free cash flow	$15,231	$(2,251)	$44,814	$(7,072)
Net cash used in investing activities	$10,887	$(7,220)	$6,875	$(80,272)
Net cash provided by (used in) financing activities	$54,157	$(7,965)	$53,661	$(6,084)
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds we have received from sales of equity securities, and the issuance of the 2025 Notes and the 2028 Notes.
On April 15, 2019, upon the closing of our IPO, we received net proceeds of $213.7 million, after deducting underwriters' discounts and commissions of $16.6 million and other issuance costs of $6.4 million.
On June 25, 2020, we issued $287.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting the initial purchasers’ discounts and debt issuance costs of $9.3 million, and purchases of the Capped Calls of $35.7 million, were $242.5 million.
On October 13, 2023, we issued $402.5 million aggregate principal amount of the 2028 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the 2028 Notes, after deducting the initial purchasers’ discounts and debt issuance costs of $12.1 million, and purchases of the Capped Calls of $55.1 million, were $335.3 million.
In October 2023, we entered into multiple privately negotiated purchase agreements with the holders of our 2025 Notes to repurchase $230.0 million in aggregate principal of the existing notes, resulting in cash payments of $223.5 million. In October 2023, we also repurchased $50.0 million in common stock through open market purchases related to the issuance of the 2028 Notes
As of October 31, 2023, our principal sources of liquidity were cash and cash equivalents and investments totaling $575.3 million. We believe that our existing cash and cash equivalents, investments, and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the worldwide macroeconomic conditions, including but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, ongoing geopolitical conflict in Ukraine, Israel and surrounding areas and other regions in the world, the COVID-19 pandemic, bank failures, volatility in foreign currency exchange rates, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2023, we had deferred revenue of $196.4 million, of which $192.9 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$49,819	$(592)
Net cash used in investing activities	$6,875	$(80,272)
Net cash (used in) provided by financing activities	$53,661	$(6,084)
Operating Activities
Our largest source of operating cash is cash collection from sales of our cloud-hosted and term license software subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have had periods in which we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from both private and public sales of equity securities and issuance of the 2025 Notes.
Cash provided by operating activities for the nine months ended October 31, 2023 of $49.8 million primarily related to our net loss of $48.6 million, adjusted for non-cash charges and gains of $124.7 million and net cash outflows of $26.3 million due to changes in our operating assets and liabilities. Non-cash charges consisted of stock-based compensation of $94.9 million, amortization of our deferred contract costs of $15.3 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $15.0 million, non-cash lease expense of $3.4 million, and amortization of debt issuance costs of $1.5 million, offset by a $4.0 million gain on partial extinguishment of convertible senior notes and other net gains of $1.4 million, which consist primarily of accretion on investments. Changes in operating assets and liabilities reflected cash outflows from a $14.1 million decrease in accounts payable and accrued compensation, a $12.5 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $12.3 million additions to deferred contract costs due to commissions paid on new bookings in line with revenue growth, $4.5 million in payments for operating lease liabilities, and a $2.7 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services. These amounts were offset by a $19.0 million decrease in accounts receivable due to timing of cash collections and a $0.8 million increase in accrued expenses.
Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2023 of $6.9 million consisted primarily of proceeds from maturities of investments of $164.1 million partially offset by purchases of available-for-sale investments of $152.0 million, capitalization of internal-use software of $3.8 million, and purchases of property and equipment of $1.2 million primarily for purchases of computers for new employees.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2023 of $53.7 million consisted of $391.5 million proceeds from issuance of our 2028 Notes, net of issuance costs paid, proceeds of $8.4 million from the exercise of stock options, proceeds from the ESPP purchase of $6.3 million, and $1.8 million of cash received from the non-controlling shareholder of PagerDuty K.K. These amounts were partially offset by $223.5 million in repurchases of our 2025 Notes, $55.1 million for purchase of capped calls related to convertible senior notes, $50.0 million for repurchase of common stock, and $25.8 million in employee payroll taxes paid related to vesting of restricted stock units.
Contractual Obligations and Commitments
Except for the 2028 Notes, there were no material changes during the nine months ended October 31, 2023 to our contractual obligations and other commitments, as disclosed in our Annual Report.
For further information on our commitments and contingencies, refer to Note 10, “Commitments and Contingencies” in the condensed consolidated financial statements contained within this Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or consolidated statements of cash flows.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2023. Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Form 10-Q, including our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of our convertible senior notes due 2025 (the “2025 Notes”) or our convertible senior notes due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In June 2020, we completed the private offering of 2025 Notes, issuing an aggregate principal amount of $287.5 million of 1.25% convertible senior notes due 2025. The interest rate on the 2025 Notes is fixed at 1.25% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. In October 2023, we completed the private offering of 2028 Notes, issuing an aggregate principal amount of $402.5 million of 1.50% convertible senior notes due 2028. The interest rate on the 2028 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2024. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the relevant indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the relevant Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the relevant indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the relevant indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless, with respect to the 2025 Notes or the 2028 Notes, as the case may be, we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

In addition, in connection with the pricing of the 2025 Notes and the 2028 Notes, we entered into capped call transactions (the “Capped Calls”) with certain financial institutions (the “Option Counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes or the 2028 Notes, as the case may be, with respect to the Capped Calls corresponding to the 2025 Notes or the 2028 Notes, as applicable (and are likely to do so on each exercise date of the Capped Calls, which are scheduled to occur during the observation period relating to any conversion of the 2025 Notes on or after April 1, 2025 or any conversion of the 2028 Notes on or after June 15, 2028, in each case, that is not in connection with a redemption, or following our election to terminate any portion of the Capped Calls in connection with any repurchase, redemption, exchange or early conversion of the 2025 Notes or the 2028 Notes). This activity could cause a decrease and/or increased volatility in the market price of our common stock.
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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. The cost of repurchased shares are recorded as Treasury Stock in the condensed consolidated balance sheets.
Also in October 2023, the Company paid $223.5 million to repurchase $230.0 million of aggregate principal amount of the 2025 Notes with a carrying value of $227.5 million, net of unamortized issuance costs of $2.6 million. The Company recorded a gain on partial extinguishment of the 2025 Notes in the three and nine months ended October 31, 2023 of $4.0 million in the condensed consolidated statements of operations.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
August 1, 2023 to August 31, 2023	—
September 1, 2023 – September 30, 2023	—
October 1, 2023 – October 31, 2023	2,331,002	$21.45
Total	2,331,002

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6.    Exhibits
The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Indenture, dated as of October 13, 2023, by and between PagerDuty, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38856	4.1	October 13, 2023
4.2	Form of Global Note, representing PagerDuty, Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38856	4.2	October 13, 2023
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	October 23, 2023
10.2	Second Amended and Restated Offer Letter by and between the Company and Jennifer Tejada.			Filed herewith
10.3	Amended and Restated Executive Severance and Change in Control Policy			Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).
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

PAGERDUTY, INC.

Date: December 1, 2023	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2023	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: December 1, 2023	By:	/s/ Mitra Rezvan
Mitra Rezvan
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)