Form 10-K
period 2024-01-31
PagerDuty, Inc.
filed 2024-03-15
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 31, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $2.2 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 14, 2024, there were approximately 92,751,590 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2024.

PAGERDUTY, INC.
FORM 10-K
For the Year Ended January 31, 2024

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
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including but not limited to, risks detailed in the “Risk Factors” section of this Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-

K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
•We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may fail to grow or even decline, and we may incur additional operating losses.
•If we are unable to attract new customers, our revenue growth will be adversely affected.
•If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.
•We derive a significant majority of our revenue from a single product.
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
•Cybersecurity attacks and incidents, and other security breaches, have occurred and may continue to occur that could allow unauthorized access to our systems or data or our customers’ data, and could cause us to experience adverse consequences, including, but not limited to, significant costs, litigation and regulatory investigations and actions, and harm to our business and reputation.
•Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

•Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.

PART I.
Item 1. Business
Overview
PagerDuty, Inc. is a global leader in digital operations management, enabling customers to achieve operational efficiency at scale and transform critical work for modern enterprises. The PagerDuty Operations Cloud combines AIOps, Automation, Incident Management, and Customer Service Operations into a flexible, resilient and scalable platform to increase innovation velocity, protect revenue, reduce cost, and mitigate the risk of operational failure.
Today, nearly every business is a digital business. As such, organizations are under pressure to enhance their digital operations in order to meet escalating customer expectations, resolve incidents proactively, and free-up time for innovation projects. This means critical, time sensitive, and unpredictable work needs to be detected and orchestrated.
We collect data and digital signals from virtually any software-enabled system or device and leverage powerful machine learning (ML) to correlate, process, and predict opportunities and incidents. Using incident management, process automation, AI operations and customer service operations, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for developers to a multi-product platform that crosses silos into IT infrastructure and operations, security, customer service, and executive stakeholder roles across an organization. We have evolved from an on-call tool into a platform for digital operations, which resides at the center of a company’s technology ecosystem.
We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 700 direct integrations to enable our customers to gather and correlate digital signals from any system or device. This allows technical teams to collect digital signals from any system or platform in their environment without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications as well as all types of technology stacks to drive automation of work.
We generate revenue primarily from cloud-hosted subscription fees. We also generate revenue from term-license software subscription fees. PagerDuty has a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. An increasing focus for our go-to-market motion, including our field sales team, is serving enterprise customers. These teams drive expansion to additional users, new use cases, and additional products, as well as upgrades to higher-value plans. Our mid-market and enterprise customers account for the majority of our revenue today. The PagerDuty Field organization is focused on selling the PagerDuty platform across IT, development, and customer service operations teams.
Our business has experienced rapid growth since our inception. For the fiscal years ended January 31, 2024 and 2023, our revenue was $430.7 million and $370.8 million, respectively. We continue to invest in our business and had a net loss attributable to PagerDuty of $75.2 million and $128.4 million for the fiscal years ended January 31, 2024 and 2023, respectively.
Our Platform and Key Customer Benefits
We have invested aggressively in research and development to build innovative products that deliver value to our customers. Our cloud-first platform is differentiated based on a broad range of attributes:
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
•Nearly 15 years of data from over 15,000 paying customers. As pioneers in digital operations management, we have a rich repository of machine-generated data and human response data. We utilize our data from every incident and leverage it across our platform, allowing us to build advanced machine-learning capabilities, provide richer contextual insights to teams, and share in-depth analytics, benchmarking, and best practices with our customers.
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
•Breadth of functionality. The PagerDuty Operations Cloud combines AIOps, Automation, Incident Management, and Customer Service Operations into a flexible, resilient, and scalable platform to increase innovation velocity, protect revenue, reduce cost, and mitigate the risk of operational failure. PagerDuty harnesses the power of technology to put people first: scaling teams with automation and keeping them in-context and in-flow. We have embedded machine learning, automation, AI, insights, and best practices across our products to help our customers realize value quickly.
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
•Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure, including multiple cloud regions, availability zones, and communications, with no maintenance windows, so our customers can rely on our always-on platform. We have delivered 99.98% availability to our customers over the past 24 months. Security is a critical customer requirement, and we have governance, robust access control policies and vulnerability management to support the needs of our customers.
•Designed for the user. Our software is instant on and easy to adopt and use. We provide a simple, self-service onboarding experience so teams can be up and running in minutes. Our products are mobile-first and include intuitive navigation. Customers can easily extend our platform across teams and multiple use cases within an organization.
•Technology agnostic. We are agnostic to our customer’s technology stack and provide them the choice to use the technologies that meet their needs. We are flexible, modular, and open in our approach to building our platform with a powerful API to enable rapid integrations into even the most complex environments. Our open technology and broad range of integrations ensures that we can effectively co-exist with our customers' technology.

•Enhanced productivity. PagerDuty empowers the full ROI of our customers’ technology stack, using machine learning, automation, auto-remediation, and self-healing to bring together the right people with the right information to generate the appropriate action, in real time, when seconds matter.
The PagerDuty Operations Cloud consists of the following products that empower teams to address broader digital operations management requirements.
•PagerDuty Incident Management. PagerDuty Incident Management provides a real-time view across the status of a digital service while incorporating intelligent noise reduction to remove false positives. We empower users to take the right actions in real time, every time an incident occurs. With PagerDuty, users can shift towards a proactive, AI-powered approach to improve operational resilience by automating response, accelerating resolution, and preventing future occurrences with a unified platform that manages incidents end-to-end - from automated precision response, to business-wide orchestration, to major incident learning.
•AIOps. PagerDuty AIOps empowers users to gain powerful context and noise reduction at scale by applying machine learning to correlate and automate the identification of incidents from billions of events. Customers ingest and normalize events from any source, and extract signal from the noise with intelligent alert grouping, enrichment and triage support, change intelligence, and dynamic routing leading to fewer incidents and faster resolution.
•Process Automation. PagerDuty Process Automation provides a centralized design time and run time environment for orchestrating automated workflows that span across departments, technologies, and networks. Users can speed up operations and resolve incidents faster while lowering operating costs, and reducing risk and liability. With self-service functionality, organizations can safely extend operations privileges to other teams and business units.
•Customer Service Operations. PagerDuty for Customer Service makes it easy to orchestrate, automate, and scale your response to customer impacting issues. With real-time data, two-way communication, and a fully integrated tool stack, we provide what our customers need to act as a unit and resolve issues faster. During an incident, customers receive proactive and clear information on service status, resolution activities, and even the ability to escalate, right from within today’s most populated case management platforms.
Our Growth Strategies
•Land new customers. We will continue to target new customers by leveraging our trusted brand and efficient go-to-market strategy that combines self-serve viral adoption for all customers with a focused direct sales effort for potential large and enterprise customers and by leveraging channel sales. We will continue to build on our partner ecosystem to drive value, awareness, sales, and adoption of our products. We will continue to target our potential customers with community building and marketing programs that include digital campaigns, our user events, executive programming, broader industry events, customer marketing activities, partner marketing, and user meet-ups.
•Expand usage within our existing customer base across development, IT infrastructure and operations, security operations, customer service and support, as well as with new user groups such as business and industrial operations. Our direct sales efforts are focused on enterprise and large customers with solution and value led engagement for executives and technology buyers. At small and midsize companies, development and IT professionals often make an initial purchase of our platform for a small number of users and then expand users and add products over time. We will continue to advance our sales and customer success efforts and how we work with partners to demonstrate to customers how increased adoption of teams and users on the platform and new adoption of products and solutions with the platform can drive value through revenue growth and reduced risk and cost.

•Introduce new products and solutions. We will continue to make investments in research and development to bolster our existing products, increase the reach of our integrations, and innovate on our platform. Our expanding portfolio of products provides us additional opportunities to upsell and cross-sell into our customer base. In addition to internal development, we can expand our product portfolio and offerings through acquisitions.
•Grow our international presence. We intend to build on our success to date and grow our sales outside North America, particularly in EMEA, Asia Pacific, and Japan. The self-service, low friction nature of our offering allows us to expand our reach into other regions where we see significant opportunity. Our international operations generated 28% of our revenue in the fiscal year ended January 31, 2024.
•Grow our U.S. Public Sector and Federal presence. In August 2023 we announced our approval for “In Process” status within the Federal Risk and Authorization Management Program (FedRAMP®) and are listed as “In Process” in the FedRAMP Marketplace.
Our Market Opportunity
Our platform has demonstrated core use cases across development, IT infrastructure and operations, customer service and support, and security operations. We estimated that in 2023, there were approximately 80 million potential users worldwide in the development, IT infrastructure and operations, customer service and support, and security operations segments, comprised of approximately:
•29.0 million development personnel
•22.0 million IT operations personnel
•27.0 million customer service and support personnel
•2.0 million security operations personnel
We estimate our total addressable market is over $38 billion. To calculate our total addressable market, we multiply our estimate of 80 million potential users by our applicable product average revenue per user. We believe that we have approximately 1% penetration worldwide within these markets. In addition to our core use cases, we are seeing customers use our platform across their business operations and industrial operations.
Customer Success
We are committed to the success of our customers. This means delivering performance improvements that enable our customers to mature their digital initiatives. The key to delivering recurring value is rapid implementation of our PagerDuty capabilities with a focus on continuous improvement throughout our relationship. We assist our customers by enhancing their ability to operate in real-time via cross-functional workflows in engineering, IT, security, customer support, executive leadership, and across their entire employee base.
To assist companies in the advancement of their digital journeys, our Customer Success team is structured to provide expertise through the entire customer lifecycle from onboarding, adoption of our platform, business value realization, and renewal. Technical industry experts, architects, and consultants assist customers with rapid deployment using workflow optimization and PagerDuty best practices. For continuous learning, we provide in-depth instructor-led and self-paced courses to certify our customers and partners on products, technology, and best practices. The support teams respond to our customers’ queries related to our products via a multi-channel environment from no-fee to paid 24/7 support with service-level agreements. The renewals team works proactively to reduce customer churn and downgrade and provide customers with a positive on-time renewal experience.
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
Sales and Marketing
We employ a go-to-market strategy organized around the size of company and industry vertical. We principally deploy a high-touch sales led motion for enterprise customers in our key verticals, and largely a programmatic and product led motion for smaller and mid-market customers. For enterprise customers, our field sales teams orient around engagement with senior IT and business operations management and align our marketing strategies to the business problems we solve for these leaders. We leverage viral adoption through word of mouth, user-centric content marketing, and grass roots brand development with a high-velocity programmatic and product led sales motion for both the initial land of new customers and the subsequent expansion of smaller and mid-market customers.
Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional products to our existing customers. Our sales teams are organized by geography, consisting of the Americas, EMEA, Asia Pacific, and Japan, as well as by target company size and industry vertical.
Our Incident Management product empowers customers to mobilize the right response when seconds matter, and is offered as four plan options offered on a per user basis - Free, Professional, Business and Digital Operations - to address increasingly complex requirements. Customers may begin their journey on the PagerDuty platform with the Free plan for up to 5 users and grow into full Digital Operations capabilities with thousands of users.
Our AIOps product, offered under a consumption model, and Runbook Automation for Incident Management product, offered on a per user basis, enable customers to apply machine learning to reduce noise and automate incident management workflows.
Our Customer Service Operations product bridges the gap between customer service and technical teams, and is offered as three plan options on a per user basis - Professional, Business and Digital Operations - to address increasingly complex requirements.
Our Process Automation products allow customers to automate workflows in their development and IT environments via either our SaaS product PagerDuty Runbook Automation, or via customer self-managed PagerDuty Process Automation.
We use diverse marketing tactics to engage with prospective customers, including email marketing, event marketing, digital advertising, social media, public relations, and community initiatives. We also host and present at regional, national, and global events to engage both customers and prospects, deliver product training, share best practices, and foster community. Our technical leaders and evangelists frequently speak as subject matter experts at market-leading developer events like DevOps Days.
Competition
The PagerDuty offering is designed to meet customers’ demands and offer solutions that cover the full incident life-cycle from detect, respond, mobilize, remediate, analyze and learn. This is complemented with capabilities to deliver deep AIOps insights, and automate processes and workflows in and adjacent to incident management. As a result, we face competition from vendors who provide similar capabilities in some of our product areas across the digital operations management industry including Atlassian, Splunk, Red Hat, Everbridge, ServiceNow and others. We also face competition from home grown/in-house solutions. As we continue to expand our offerings in emerging areas, including Customer Service and AI, we expect increased competition from other vendors focused on these areas.

Key competitive factors include total cost of ownership, product functionality, breadth of offerings, security, flexibility, and performance. PagerDuty is confident in our favorable positioning against competitors across these factors. The potential introduction of new technologies by existing competitors could impact demand for our services. Additionally, we face pricing pressures as competitors offer dramatically lower prices to get their foot into accounts before they increase prices in the future. Larger competitors, in particular, possess the operational flexibility to bundle competing products and services within broader software offerings, often presenting them at a reduced price.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual and other protections, to establish and protect our intellectual property rights. We had 20 issued patents and 28 patent applications pending examination in the United States as of January 31, 2024 that, with respect to issued patents, are expected to have terms ending between 2033 and 2042. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We do not believe that we are materially dependent on any one or more of our patents or other intellectual property rights.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international intellectual property laws. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our vendors and customers as well as restrictive license and service use provisions with customers.
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
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve data privacy, security, intellectual property, competition, consumer protection, export, taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—We are subject to evolving and increasingly stringent U.S. and foreign laws, regulations, rules, contractual obligations, policies and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; adverse publicity and reputational damage; loss of revenue or profits; loss of customers or sales; decrease the price of our common stock; and other adverse business consequences.”
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 15, “Geographic Information” of the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.
Human Capital

Our corporate culture is a critical component of our success and we will continue taking steps to help foster innovation, teamwork, diversity, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and market-competitive total rewards to engage our employees, support our employees’ well-being, and foster their growth and development. As of January 31, 2024, we had 1,182 employees, of which approximately 59% were in the United States and 41% were in our international locations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Inclusion, Diversity, and Equity
Our vision is to build an equitable world where we transform critical work so all teams can delight their customers and build trust. As an organization, we believe that we have a responsibility to leave the world in a better space than where we found it. PagerDuty strives to enable employees from all backgrounds and identities to engage, help create a sense of belonging, and connect to achieve our purpose, mission and vision. Regardless of identity, it is important that our employees feel welcomed, safe, and heard. Our ID&E mission is to unlock and nurture the potential of every PagerDuty employee, whom we refer to as Dutonians. We achieve this through systematic improvement of company processes and programmatic engagement, creating a people-first, data-driven, global organization. Our vision is to cultivate active participation, connection, and a profound sense of belonging that embraces the diverse identities within our employee mosaic.
As we work to support our global workforce, it is important that every employee feels accepted, supported, and able to be their authentic self. We do this by creating initiatives to invest in data driven programs and initiatives that support our stakeholders and customers to create global engagement and belonging. We aspire to cultivate a people-centric environment at PagerDuty, ensuring that each team member has the chance to innovate in response to our customers' needs. We are committed to providing the necessary support for personal growth, empowering individuals to make a meaningful impact as stakeholders, and actively contributing to our vision of a more equitable world. Our ID&E Center of Excellence—Paving the Road for Inclusive Spaces of Meaning (“PRISM)— includes our Employee Resource Groups and Advisory Council, and serves as our framework and platform for Dutonians to model our core values and create authentic connections. PRISM is the cultural backbone of our vibrant community and supports our ID&E efforts through education, awareness, and celebration. Additional components of our strategy include an ID&E Ambassador Program, which provides a global perspective on cultural and business norms for every region, and ID&E Guiding Principles to promote model leadership across all levels.
Additional information on our global engagement and belonging strategy and programs can be found on our website at https://careers.pagerduty.com/diversity-inclusion
Nothing on our website shall be deemed incorporated by reference into this Form 10-K.
Compensation, Benefits, and Well Being
We offer equitable, competitive compensation and benefits that support our employees’ overall well-being and attract, motivate, and retain qualified, diverse talent, equitably rewarding employees for their performance contributions and impact. Our employee pay programs and practices are designed to drive innovation, align pay to level of performance, and reflect PagerDuty cultural values and goals. We regularly evaluate our total rewards programs to ensure we are providing an employee value proposition that is competitive with a constantly changing market, as well as meets a hierarchy of needs of our employees. Aligned with our company strategy and objectives, our compensation programs include fixed base salary and opportunities for short-term and long-term variable incentives for those eligible. We offer a wide variety of benefits including, but not limited to, medical, dental, and vision benefits, flexible spending and health savings accounts, generous paid time-off and leave programs, and retirement plans. We also provide emotional well-being services through our Employee Assistance Program and a variety of other behavioral health support applications.
Employee Engagement and Development

We are deeply committed and invested in ensuring our employees are provided with the resources and tools to not only thrive at PagerDuty, but to work better together as a distributed global company. Our focus is to increase employee engagement throughout the entire employee lifecycle through intentional listening, activating our company values and practice, and communicating our employee value proposition to employees, customers and partners. Through different methods of listening, such as our quarterly Engagement surveys, we gather specific feedback on drivers of engagement to better create an engaging and equitable experience for all Dutonians. Our team equips our leaders with the coaching and training necessary to have conversations with our employees to empower them to own and drive their career development goals. We strive to provide a holistic experience where our employees feel engaged and connected to our company’s goals, as well as seeing themselves growing and developing within our organization.

Global Impact and Environmental, Social and Governance Initiatives
We launched PagerDuty.org in 2018 to help make a sustainable contribution to the communities in which we live, work, and serve by adding value to the planet and society, and therefore, to the company. PagerDuty.org empowers mission-driven teams to build a more equitable world and sustainable future. We do so by helping social impact organizations automate critical work and increase team productivity while reducing costs through our technology platform; deploying funding to advance equitable health and climate outcomes; and activating employees to create meaningful impact.
As a Pledge 1% member since 2017, we commit 1% of equity, 1% of product, and 1% of employee time to advance positive community impact. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation to fund our philanthropic giving. The PagerDuty.org Fund amplifies partner impact through unrestricted funding, donated product, and technical employee pro bono expertise in our core areas of Time-Critical Health and Climate. We deployed approximately $1.3 million in the fiscal year ended January 31, 2024, to advance the work of tech-forward organizations in our areas of focus. Through our Impact Accelerator program, we have onboarded five new organizations to the PagerDuty platform to date: AccesSOS, Nexleaf Analytics, SIRUM, Trek Medics International, and Youth ALIVE!. These organizations are reimagining emergency care rooted in equity, tackling public health challenges using sensor technologies and data analytics, and healing communities by breaking the cycle of violence. Further, we continue to empower PagerDuty Employee Resource Groups and global impact champions to deploy funds to organizations and issues aligned to their community through our employee-led community grantmaking program.
Our Employee Impact programs are designed to engage employees in these sorts of initiatives throughout their tenure, beginning with new hire onboarding. Our volunteer time off policy offers employees 20 hours annually to volunteer and vote. In 2023, we launched a gift matching program to amplify employee donations to eligible nonprofit organizations, providing a capped 1:1 match for employee contributions. Beginning with new hires, our rewards and recognition programs celebrate the contributions employees make in giving their time, expertise, or capital. Ninety-six percent of our employees participated in volunteering or giving in 2023, with 86% citing that “PagerDuty’s investment in social impact makes me proud to work here.”
In 2021, PagerDuty expanded its tailored support to mission-driven organizations, enabling nonprofit organizations, B Corps, and higher education institutions globally to more easily access critical technology that saves them time and money, so they can focus their efforts on their most essential work. Our Impact Pricing offering includes five free Professional user licenses, 40% off additional products, and expanded onboarding and training resources. Through our technical pro bono program, employees provide technical expertise to help Impact Customers implement or optimize their use of PagerDuty. As of January 31, 2024, we serve 479 Impact Customers representing $3.1 million ARR.
Our Environmental, Social and Governance strategy and priorities are managed by our Environmental, Social and Governance Steering Committee, and are implemented by our Environmental, Social and Governance Working Group, composed of cross-functional business leaders, to help ensure that our business produces positive impact. The Nominating and Corporate Governance Committee of our board of directors has oversight over environmental, social and governance initiatives, per its charter. We completed two materiality assessments in 2021 and 2023 to guide our impact priorities and a comprehensive inventory covering all three scopes of greenhouse gas emissions to assess our carbon footprint. In FY24, we developed climate reduction targets in line with the Paris Agreement and submitted a letter of intent to the Science Based Targets Initiative (SBTi).
PagerDuty performs annual impact reporting to articulate our progress against our global impact, environmental, social and governance, and ID&E goals and commitments.
Available Information
We make available, free of charge through our website (www.pagerduty.com), our annual reports on Form 10- K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.
The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.
We announce material information to the public about us, our products and services and other matters through a variety of means, including our website (www.pagerduty.com), the investor relations section of our website (investor.pagerduty.com), our blog (pagerduty.com/blog), press releases, filings with the Securities and Exchange Commission, public conference calls, and social media, including our X (formerly Twitter) account (twitter.com/pagerduty), the X account @jenntejada and Facebook page (facebook.com/pagerduty), in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public in these locations, as such information could be deemed to be material information.

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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, rising inflation, rising interest rates, bank failures, supply chain disruptions, labor shortages, weakening exchange rates, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics (such as the COVID-19 pandemic), military conflicts (such as Russia’s invasion of Ukraine or the conflict in Israel and the surrounding areas), and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In addition, the United States has recently experienced historically high levels of inflation. The rising inflation may increase our supply, employee and facilities costs and decrease demand for our products. Furthermore, if our customers are materially negatively impacted by these factors, such as being unable to access their existing cash to fulfill their payment obligations to us due to future bank failures, our business could be negatively impacted. Competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2010 and have experienced net losses since inception. We generated a net loss attributable to PagerDuty of $75.2 million, $128.4 million, and $107.5 million for the fiscal years ended January 31, 2024, 2023, and 2022 respectively, and as of January 31, 2024, we had an accumulated deficit of $552.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales and customer success teams to drive new customer adoption, expand use cases and integrations, and continue international expansion. We also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
Our recent rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $430.7 million, $370.8 million, and $281.4 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Although we have recently experienced significant growth in our revenue, even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our digital operations platform effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for the products we offer on our platform;
•maintain or increase the rates at which customers purchase and renew subscriptions to our platform;
•provide our customers with customer support that meets their needs;
•continue to introduce our products to new markets;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and

•increase awareness of our brand on a global basis and successfully compete with other companies.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to market changes, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
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
We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may fail to grow or even decline, and we may incur additional operating losses.
The market segment for digital operations management solutions, particularly enterprise-grade solutions, is still in an early stage of development, and it is uncertain whether this market will develop, and even if it does develop, how rapidly it will develop, how much it will grow, or whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform. Our ability to expand sales subscriptions of our platform depends on several factors, including potential customer awareness of our platform; the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain, and effectively train inside and field sales personnel; our ability to develop or maintain integrations with partners; the effectiveness of our marketing programs; the costs of our platform; and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform, the market for our platform might not continue to develop or might develop more slowly than we expect, either of which would harm our growth prospects and operating results.
If we are unable to attract new customers, our revenue growth will be adversely affected.
To increase our revenue, we must continue to attract new customers and increase sales to existing customers. As our market segment matures, product and service offerings evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our platform, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies, including our partners, that operate in adjacent market segments and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
Our previous and any future restructuring efforts may not result in the anticipated savings or operational efficiencies we expected, could result in greater total costs and expenses than we estimated, and could disrupt our business.
We have undertaken, and may undertake from time to time in the future, certain restructuring efforts to drive more efficient growth and advance our scaling initiatives. We may not realize, in full or in part, the anticipated benefits and savings from these restructuring efforts.
Furthermore, these restructuring efforts may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by a reduction in headcount seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. These headcount reductions could also harm our ability to attract and retain qualified management, sales, marketing, engineering, and other personnel who are critical to our business. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected.
If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.
To increase our revenue, in addition to selling to new customers, we must retain existing customers and convince them to expand their use of our platform across their organizations — in terms of increasing the number of users, subscribing for additional functionality, and broadening the user base across multiple departments and business units. Our ability to retain our customers and increase the amount of their subscriptions could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described herein. As a result, we may be unable to renew our subscriptions with existing customers or attract new business from existing customers, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, the trading price of our common stock.
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
Sales of subscriptions to our incident management offerings account for a significant majority of our revenue. We expect these subscriptions to continue to account for a large portion of our revenue for the foreseeable future. As a result, our operating results could suffer due to:
•any decline in demand for our incident management product;
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
The market for digital operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open-source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of new technologies and entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than we have. For example, some companies that compete with certain components of our offerings include ServiceNow, Atlassian and Splunk (which has announced an agreement to be acquired by Cisco). In addition, new entrants not currently considered to be competitors may enter the space through product development, acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.
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
Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product offerings to compete with our platform, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product and services offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our platform. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price than our solutions, which has resulted in pricing pressures. Some of our larger competitors, such as Atlassian and Splunk, have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products.
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
Our platform and related products, including AIOps and Process Automation, are designed to provide quick, reliable alerts, to communicate information frequently during critical business events, such as information relevant to mitigating the damaging effects of system problems, and to automatically remediate systems problems. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail.
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
Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:
•health epidemics or pandemics;
•fluctuations in demand for or pricing of our platform due to customers reducing their expenditures, whether as a cost-cutting measure or a result of their insolvency or bankruptcy, and whether due to inflationary pressures, rising global interest rates, bank failures, or other reasons;
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
Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ services. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. Furthermore, third parties that potential customers rely on may provide misleading information about our offerings that could tarnish our brand. If we fail to successfully promote and maintain our brand, our business could suffer.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.
Our ability to increase our customer base and achieve broader market acceptance of our digital operations platform will depend to a significant extent on our ability to expand our marketing and sales organizations. We plan to continue expanding our direct sales force and partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including inbound marketing and online advertising. The effectiveness of these programs has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“U.K. GDPR”) and other similar data privacy initiatives. All of these efforts will require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
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
While we rely predominantly on self-service purchases to establish new customer relationships, our inside and field sales teams target expansion opportunities with existing mid-market and enterprise customers. Sales to new and existing mid-market and enterprise customers involve risks that may not be present to the same extent or at all with sales to smaller organizations. As we seek to increase our sales to mid-market and enterprise customers, we face more complex customer requirements, substantial upfront sales costs, less predictability, and, in some cases, longer sales cycles than we do with smaller customers. With mid-market and enterprise customers, the decision to subscribe to our platform frequently may require the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization, and accordingly, sales to mid-market and enterprise customers may require us to invest more time educating these decision makers. Purchases by mid-market and larger enterprise customers are also frequently subject to budget constraints and unplanned administrative, processing, and other delays. Our ability to successfully sell our platform to mid-market and larger enterprise customers is also dependent upon the effectiveness of our sales force. In addition, if we are unable to increase sales of our platform to mid-market and larger enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely affected.
Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational and/or financial harm and liability.
We are increasingly building AI capabilities into many of our products and services. Concerns relating to the responsible use of new and evolving technologies, such as AI, in our offerings may result in reputational and/or financial harm and liability and may cause us to incur costs to resolve such issues. AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Our failure to address concerns and regulation relating to the responsible use of AI could slow adoption of AI in our products and services or cause reputational and/or financial harm.
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
Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees and we cannot ensure that we would be able to timely replace members of our senior management or other key employees should any of them depart.
The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy and growth plans.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense and increasing. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. While the market for such personnel is particularly competitive in Silicon Valley, it is also competitive in other regions where we maintain operations, including Canada and Portugal. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other U.S. visas. If a new or revised U.S. visa program is implemented, it may impact our ability to recruit, hire, retain or effectively collaborate with qualified skilled personnel, including in Canada, which could adversely impact our business, operating results and financial condition. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the geographies where we do business. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, we may fail to identify, attract, and retain talented employees who support our corporate culture that we believe fosters innovation, teamwork, diversity, and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed.
The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth potential.

Cyber-attacks, security incidents, and other threats, have occurred and may continue to occur that could allow unauthorized access to our systems or data or our customers’ systems or data, and could cause us to experience adverse consequences, including, but not limited to, significant costs, litigation and regulatory investigations and actions, and harm to our business and reputation.
Our business involves the processing of personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”), including sensitive data of our customers and their respective employees. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our or our customers’ sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state- supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.
Like other companies, we and the third parties we rely on have experienced and will continue to experience cyber-attacks and other incidents, and are exposed to threats, that have resulted and could in the future result in, adverse consequences to our business including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences. We face increasing risks of cyber-attacks and other security incidents, and our systems and those of our third-party service providers have been and may continue to be subject to a variety of attacks and threats including malware (including as a result of advanced persistent threat intrusions), social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks (which are becoming increasingly severe and prevalent), denial-of-service attacks, such as credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, personnel misconduct or error, malicious code (such as viruses or worms), loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently, are increasing in their sophistication and often are not detected until after an incident has occurred.
During times of war and other major conflicts, we (and the third parties upon which we rely) may be vulnerable to a heightened risk of cybersecurity threats, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, cloud-based infrastructure, data center facilities, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.

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
Any of the previously identified or similar threats could cause a security incident, production downtime or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our or our customers’ sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
We may expend significant resources, or modify our business activities to try to protect against incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Any unremediated high risk or critical vulnerabilities may pose material risks to our business.
Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Even if we have issued or otherwise made available patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner for measures that require customer action.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
The reliability and continuous availability of our service is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our service are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such a fix may be difficult to push out to our customer-facing services or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our service by our customers. If our customers fail to use our service according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
    If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Any sensitive data (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive data generated by the model.
We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.
We rely upon our marketing strategy of offering a 14-day free trial and “freemium” plan, a free version of PagerDuty, for customers with up to five users, and an open source version of Rundeck Automation as well as other inbound, lead-generation strategies to generate new sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. A subset of users never convert from the trial or free version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial or free versions of our products being able to convince decision makers within their organization to convert to a paid version. Many organizations have complex and multi-layered purchasing requirements. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.
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
Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our IT systems and infrastructure to fail, resulting in interruptions in our digital operations platform. We have from time to time in the past experienced service disruptions, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Any interruptions or delays in our service or damage to our products, whether caused by modification or upgrades, third parties, terrorist attacks, state-sponsored attacks, geopolitical tensions or armed conflicts, export controls and sanctions, natural disasters, the effect of climate change

(such as drought, flooding, wildfires and resultant air quality effects and related preventative power shutdowns, increased storm severity, and sea level rise), power loss, utility outages, telecommunication failures, computer viruses, supply-chain attacks, computer denial of service attacks, phishing schemes, security breaches, or other attempts to harm or access our system, could harm our relationships with customers and cause our revenue to decrease or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.
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
In January 2018, the Federal Communications Commission (the “FCC”) repealed “network neutrality” rules, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the U.S. Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. On October 19, 2023, the FCC adopted a notice of proposed rulemaking that would reinstate the rules repealed in 2018 and asked for comment on that proposal and on potential changes to those rules. We cannot predict whether or when the FCC will adopt new rules.
In addition, certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect and Vermont’s law took effect, but a challenge to that law remains pending. We cannot predict whether the state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.
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
All of our cloud-hosted subscription agreements contain service-level commitments. If we are unable to meet the stated service-level commitments, including our failure to meet the uptime and delivery requirements under these customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs or when the credits are applied. We could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2024, 2023, and 2022 customers outside of the United States generated 28%, 24%, and 24%, respectively, of our revenue. We currently have offices in Australia, Canada, Chile, Japan, Portugal, the United Kingdom (UK), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2024, approximately 41% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•health epidemics or pandemics, influenza and other highly communicable diseases or viruses;
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
•more stringent regulations relating to data privacy and security and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;
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

Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, trade and economic sanctions, quotas or other trade barriers and restrictions could affect our ability to fulfill our contractual obligations and have a material adverse effect on our business. Further, due to political uncertainty and military actions such as Russia’s invasion of Ukraine or the conflict in Israel and the surrounding areas, we and the third parties upon which we rely may be vulnerable to a heightened risk of security incidents, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business.
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
We are continuing to expand our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
As of January 31, 2024, we had federal net operating loss (“NOL”) carryforwards in the amount of $458.5 million. Beginning in 2036, $21.3 million of the federal NOLs will begin to expire. The remaining $437.2 million will carry forward indefinitely. As of January 31, 2024, we had state and foreign net operating loss carryforwards in the amount of $30.4 million and $6.7 million, respectively, which begin to expire in 2028 and 2033, respectively. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Under current U.S. tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years. Federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states have imposed or will impose similar limitations on the use of NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs prior to expiration, even if we were to achieve profitability, which may adversely affect our results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the Inflation Reduction Act, or IRA, imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The Tax Cuts and Jobs Act of 2017, or TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act significantly reformed the Code by lowering U.S. federal corporate income tax rates, changing the utilization of future net operating loss carryforwards, permitting for the expensing of certain capital expenditures, eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively, and putting into effect significant changes to U.S. taxation of international business activities. The IRA, TCJA, or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
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
We need to continue improving our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls in connection with the implementation of third-party software or otherwise, which could impair our ability to provide products to our customers in a timely manner, limit us to smaller deployments of our products, increase our technical support costs or cause us to be unable to timely and accurately report our financial results in accordance with the rules and regulations of the SEC. In addition, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and may, during the evaluation and testing process of our internal controls, identify one or more material weaknesses in our internal control over financial reporting.
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
Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. From time to time, we may be required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources than we do to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop alternative technology for any aspect of our business found to be infringing, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of a finding of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, and damaging to our reputation and brand.

We use open-source software in our products, which could subject us to litigation or other actions.
We use open-source software in our products. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, although we employ open-source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open-source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open-source software subject to certain types of open-source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions, each of which could reduce the value of our platform and technologies and materially and adversely affect our ability to sustain and grow our business.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data, and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, inadequate data privacy and security, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or new customers, harming our business and results of operations. In addition, although we carry various insurance policies, our insurance may not be adequate to cover our indemnification obligations or to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging infringement of our intellectual property or compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”).
Our data processing activities subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency (“CPPA”) to implement and enforce the law.
Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and Canada’s Anti-Spam Legislation (“CASL”), impose strict requirements for processing personal data.
For example, under the EU and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, £17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

European legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the European Economic Area (“EEA”) and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. Compliance with these laws may require us to make significant operational changes.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various data privacy and security laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We use AI, including generative AI, and ML technologies in our products and services (collectively, “AI/ML” technologies). The development and use of AI/ML present various data privacy and security risks that may impact our business. AI/ML are subject to data privacy and security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some

European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, which have become increasingly stringent and complex due to changes in data privacy and security laws and regulations, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers’ expectations regarding them) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products and services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
The technology industry is subject to intense media, political and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently aware of any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or AI, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenues, or prevent us from offering products or services.
Further, as a result of new SEC rules and regulations, we are required to disclose additional information about the business, including human capital and diversity, and climate change and sustainability. Similar laws and regulations are enacted or proposed in California, the EU and various other jurisdictions. Compliance with any such new laws and regulations will be costly, time consuming and, as a global commercial organization, require expenditure of our limited resources to be in compliance with the various standards across the jurisdictions in which we operate. Failure to adequately meet these new and upcoming disclosure requirements may affect the manner and locations in which we choose to conduct our business and could adversely affect our profitability and returns to our investors. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with investors, governments, customers, employees other third parties and the communities and industries in which we operate and on our business, share price, financial condition, access to capital or results of operations, including the sustainability of our business over time.
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
We are subject to government regulation, including export, import and economic sanctions laws and regulations, that may impair our ability to compete in international markets or subject us to liability if we fail to comply.
Our platform is subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control that prohibit dealings with embargoed jurisdictions or sanctioned parties without the required licenses or government authorizations.
Obtaining the necessary licenses or other authorizations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we have implemented precautions to comply with applicable export, import and economic sanctions laws and regulations, including obtaining authorizations for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will entirely prevent violations. If we fail to comply, we and certain of our employees could be adversely affected through fines or penalties, reputational harm, government investigations, and possible incarceration for responsible employees and managers.
If our channel partners fail to comply with these laws and regulations, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.
Also, in addition to the United States, various countries regulate the import and export of certain encryption products and technology in ways that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those international markets.
Any change in export, import or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, or in our decreased ability to export or sell our products and solutions to existing or potential customers. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations, and growth prospects.
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
In June 2020, we completed the private offering of 2025 Notes, issuing an aggregate principal amount of $287.5 million of 1.25% convertible senior notes due 2025. In October 2023, we repurchased $230.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of January 31, 2024, we had $57.5 million aggregate principal amount of the 2025 Notes outstanding. The interest rate on the 2025 Notes is fixed at 1.25% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021. In October 2023, we completed the private offering of 2028 Notes, issuing an aggregate principal amount of $402.5 million of 1.50% convertible senior notes due 2028. The interest rate on the 2028 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on April 15 and

October 15 of each year, beginning on April 15, 2024. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.
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
As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the third quarter of fiscal year 2021 we acquired Rundeck, a leading provider of DevOps automation for enterprise, in the first quarter of fiscal year 2023, we acquired Catalytic, a provider of enterprise-wide process automation, and in the fourth quarter of fiscal year 2024, we acquired Jeli, a provider of incident analysis for enterprises. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
•changes in our ability to acquire and retain customers, as well as our ability to expand our customers’ usage of our platform;
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including the impact of the effects of a general slowdown in the global economy, military conflicts and inflationary pressures, may also negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
We have funded our operations since inception primarily through equity financings, debt financing, and sales of subscriptions to our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuance of debt or equity securities. As a result, our stockholders bear the risk of future issuance of debt or equity securities reducing the value of our common stock and diluting their interests

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•     any derivative action or proceeding brought on our behalf,
•     any action asserting a breach of a fiduciary duty,
•     any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or
•     any action asserting a claim against us that is governed by the internal affairs doctrine.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, customer data, and the personal information of our employees (collectively, “Information Systems and Data”).
Our Chief Information Security Officer (“CISO”), along with the information security, engineering, and legal functions at the Company, help identify, assess, and manage the Company’s cybersecurity threats and risks. They work to identify and assess risks from cybersecurity threats by monitoring and evaluating the threat environment using various methods including manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, conducting audits and threat assessments, conducting vulnerability assessments, and external threat intelligence.
Depending on the environment, system, and data, we implement and maintain certain technical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response procedures, vulnerability management process, disaster recovery/business continuity plans, encryption, network security controls, user access controls including multifactor authentication and role-based access, data segregation, asset management, systems monitoring, vendor risk management program, employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes, including by prioritizing our risk management processes and mitigating cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms, cybersecurity consultants, managed cybersecurity service providers, penetration testing firms, and as needed, forensics investigators.
We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and various supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers which includes, depending on the vendor, nature of the services provided, and sensitivity of the Information Systems and Data at issue: different levels of assessment designed to help identify cybersecurity risks associated with the vendor, security questionnaires, review of security assessments, and imposition of contractual obligations related to cybersecurity.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our board of directors oversees the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Technology Officer (“CTO”), CISO, and Chief Information Officer (“CIO”), who have decades of experience in cybersecurity and information technology. Our CTO has extensive experience in computer science, and our CISO has extensive experience in computer security and enterprise data.
Company management, including the CTO, CISO, and CIO, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is also responsible for approving budgets for spending on cybersecurity, helping prepare for cybersecurity incidents, and approving cybersecurity processes.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including to the CISO, CTO, and CIO, as appropriate. The CTO, CISO, and CIO work with the Company’s incident response team to help the Company mitigate and remediate such cybersecurity incidents. In addition, the Company’s incident response and vulnerability management processes include updates to the audit committee of the board of directors as appropriate.
The audit committee receives periodic reports from the CTO and/or CISO concerning the company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to the Company’s cybersecurity threats, risk and mitigation. The audit committee will keep the full board of directors apprised of the company’s cybersecurity risk processes and significant developments related to cybersecurity.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California, and consists of approximately 42,113 square feet of space under a lease that is expected to expire in fiscal 2026.
We also have office locations in Atlanta, Georgia; Toronto, Canada; Santiago, Chile; London, England; Sydney, Australia; Lisbon, Portugal; and Tokyo, Japan.
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
Holders of Record
As of January 31, 2024, we had 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from April 11, 2019 (the date our common stock commenced trading on the NYSE through January 31, 2024 with (ii) the cumulative total return of the Standard & Poor (S&P) 500 Index and S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on April 11, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 11, 2019 of $38.25 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$250
$200
$150
$100
$50
$-
4/11/2019
4/30/2019
7/31/2019
10/31/2019
1/31/2020
4/30/2020
7/31/2020
10/31/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
4/30/2023
7/31/2023
10/31/2023
1/31/2024
PD
S&P 500
S&P Software & Services Select Industry Index

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions due to those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
In this section, we discuss the results of our operations for the year ended January 31, 2024 compared to the year ended January 31, 2023. For a discussion of the year ended January 31, 2023 compared to the year ended January 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2023.
Overview
PagerDuty is a global leader in digital operations management, enabling customers to achieve operational efficiency at scale and transform critical work for modern enterprises. The PagerDuty Operations Cloud combines AIOps, Automation, Incident Management, and Customer Service Operations into a flexible, resilient, and scalable platform to increase innovation velocity, protect revenue, reduce cost, and mitigate the risk of operational failure.

Today, nearly every business is a digital business. As such, organizations are under pressure to enhance their digital operations in order to meet escalating customer expectations, resolve incidents proactively and free-up time for innovation projects. This means critical, time sensitive, and unpredictable work needs to be detected and orchestrated.
We collect data and digital signals from virtually any software-enabled system or device and leverage powerful machine learning to correlate, process, and predict opportunities and incidents. Using incident management, process automation, AI operations, and customer service operations, we bring together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.
Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for developers to a multi-product platform that crosses silos into IT infrastructures and operations, security, customer service, and executive stakeholder roles across the organization. We have evolved from an on-call tool into the platform for digital operations, which resides at the center of a company’s technology ecosystem.
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
We generate revenue primarily from cloud-hosted subscription fees. We also generate revenue from term-license software subscription fees. PagerDuty has a land-and-expand business model that leads to viral adoption of our products and subsequent expansion. An increasing focus for our go-to-market motion, including our field sales team, is serving enterprise customers. Our mid-market and enterprise customers account for the majority of our revenue today. These teams drive expansion to additional users, new use cases, and add-on products, as well as upsell to higher value plans. The PagerDuty field organization is focused on selling the PagerDuty platform across IT, DevOps, and customer service operations teams.
As of January 31, 2024, we had more than 15,000 paying customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, telecommunications, retail, travel and hospitality, media and entertainment, and financial services. Our customers use our products across a broad range of use cases such as Engineering, IT Operations, Security, and Customer Service. Of these customers, 804 customers contribute annual recurring revenue (“ARR”) in excess of $100,000, and 58 customers contribute ARR in excess of $1,000,000. We define ARR as the annualized recurring value of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 9% of our revenue for the fiscal year ended January 31, 2024, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 5% of beginning ARR for the fiscal year ended January 31, 2024. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions monthly and subscriptions with terms of greater than one year annually in advance.
We expand within our existing customer base by adding more users, creating additional use cases, and upselling higher priced packages and additional products. Once our platform is deployed, we typically see significant expansion within our customer base. Our dollar-based net retention rate was 107% for the fiscal year ended January 31, 2024.

We have an efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve gross margin of over 81% for the fiscal year ended January 31, 2024. Our strong gross margins allow us the flexibility to invest more in our platform and go-to market function while maintaining strong operating leverage on our path to profitability.
Macroeconomic Environment
Our business and financial performance may be subject to the effects of the worldwide macroeconomic conditions, including, but not limited to global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, health epidemics or pandemics, volatility in foreign currency exchange rates, and bank failures.
We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict or the conflict in Israel and the surrounding areas will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if these conflicts continue or worsen, leading to greater global economic disruptions and uncertainty. Our customers in regions impacted by conflict represented an immaterial portion of our net assets and total consolidated revenue both as of and for the fiscal year ended January 31, 2024.
We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors.”

Key Factors Affecting Our Performance
Attracting New Customers
Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from mid-market and enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2024, we had over 15,000 paying customers spanning organizations of a broad range of sizes and industries, compared to over 15,200 as of January 31, 2023.
Expanding Within our Customer Base
The majority of our revenue is generated from our existing customer base. Often, our customers expand the deployment of our platform across large teams and more broadly within the enterprise as they realize the benefits of our platform. We believe that our land and expand business model allows us to efficiently increase revenue from our existing customer base. Further, we will continue to invest in enhancing awareness of our brand, creating additional use cases, and developing more products, features, and functionality, which we believe are important factors to achieve widespread adoption of our platform.
Sustaining Product Innovation and Technology Leadership
Our success is dependent on our ability to sustain product innovation and technology leadership in order to maintain our competitive advantage. We believe that we have built highly differentiated platform that will position us to further extend the adoption of our products. While sales of subscriptions to our incident management product account for a significant majority of our revenue, we intend to continue to invest in building additional products, features, and functionality that expand our capabilities and facilitate the extension of our platform to new use cases. Our future success is dependent on our ability to successfully develop, market, and sell these additional products to both new and existing customers.
Continued Investment in Growth
We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our mid-market and enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our self-service, low friction customer acquisition model. We also intend to continue adding headcount to our research and development team to develop new and improved products, features, and functionality. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.
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
Our key metrics include the results of Jeli and Catalytic, to the extent applicable, beginning on the respective acquisition dates of November 15, 2023 and March 8, 2022.
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

	As of January 31,
	2024	2023	2022
Customers	15,039	15,244	14,865
Customers greater than $100,000 in ARR	804	752	594
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

	Last 12 Months Ended January 31,
	2024	2023	2022
Dollar-based net retention rate for all customers	107%	120%	124%
Components of Results of Operations
Revenue
We generate revenue primarily from cloud-hosted software subscription fees with the majority of our revenue derived from such arrangements. We also generate revenue from term-license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription fees are driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our software. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that our platform is made available to a customer. For our term-license software subscriptions, we recognize license revenue upon delivery and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
Research and development
Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include outside services, depreciation of equipment used in research and development activities, acquisition-related expenses, and allocated overhead costs. We expect that our research and development expenses will increase in dollar value as our business grows.
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
General and administrative
General and administrative expenses consist primarily of personnel costs and outside services fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, acquisition-related expenses, and allocated overhead costs. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term as we expect our investments to allow for improved efficiency for future growth in the business.
Interest Income
Interest income consists of accretion income and amortization expense on our available-for-sale investments and income earned on our cash and cash equivalents and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible Senior Notes due 2025 that were outstanding from the beginning of the year and partially extinguished in October 2023. Interest expense for the year ended January 31, 2024 also includes the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.
Gain on Partial Extinguishment of Convertible Senior Notes
During the year ended January 31, 2024, we recorded a gain on partial extinguishment of convertible senior notes as a result of the October 2023 partial extinguishment of the 2025 Notes. Refer to Note 9, “Debt and Financing Arrangements” for additional details.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of foreign currency transaction gains and losses.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Revenue	$430,699	$370,793	$281,396
Cost of revenue(1)	77,832	70,434	48,361
Gross profit	352,867	300,359	233,035
Operating expenses:
Research and development(1)	139,769	134,876	95,690
Sales and marketing(1)	196,769	195,622	161,624
General and administrative(1)	112,575	99,238	77,432
Total operating expenses	449,113	429,736	334,746
Loss from operations	(96,246)	(129,377)	(101,711)
Interest income	22,101	5,383	762
Interest expense	(6,500)	(5,433)	(5,398)
Gain on partial extinguishment of convertible senior notes	3,699	—	—
Other expense, net	(433)	(637)	(573)
Loss before benefit from (provision for) income taxes	(77,379)	(130,064)	(106,920)
Benefit from (provision for) income taxes	12	839	(535)
Net loss	$(77,367)	$(129,225)	$(107,455)
Net loss attributable to redeemable non-controlling interest	(2,178)	(802)	—
Net loss attributable to PagerDuty, Inc.	$(75,189)	$(128,423)	$(107,455)
Adjustment attributable to redeemable non-controlling interest	6,568	—	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(81,757)	$(128,423)	$(107,455)
______________
(1)    Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$7,586	$6,827	$3,751
Research and development	44,800	39,012	23,764
Sales and marketing	30,345	29,804	19,012
General and administrative	44,421	34,264	23,506
Total	$127,152	$109,907	$70,033

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	18	19	17
Gross profit	82	81	83
Operating expenses:
Research and development	32	36	34
Sales and marketing	46	53	57
General and administrative	26	27	28
Total operating expenses	104	116	119
Loss from operations	(22)	(35)	(36)
Interest income	5	1	—
Interest expense	(2)	(1)	(2)
Gain on partial extinguishment of convertible senior notes	1	—	—
Other expense, net	—	—	—
Loss before benefit from (provision for) income taxes	(18)	(35)	(38)
Benefit from (provision for) income taxes	—	—	—
Net loss	(18)%	(35)%	(38)%
Net loss attributable to redeemable non-controlling interest	(1)	—	—
Net loss attributable to PagerDuty, Inc.	(17)%	(35)%	(38)%
Adjustment attributable to redeemable non-controlling interest	2	—	—
Net loss attributable to PagerDuty, Inc. common stockholders	(19.0)%	(34.6)%	(38.2)%
______________
Note: Certain figures may not sum due to rounding.

Comparison of the Years Ended January 31, 2024 and 2023
Revenue

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$430,699	$370,793	$59,906	16%
Revenue increased by $59.9 million, or 16%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023. The increase in revenue was attributable to a combination of growth from both new and existing customers. Growth from existing customers was attributable to increases in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$77,832	$70,434	$7,398	11%
Gross margin	82%	81%
Cost of revenue increased by $7.4 million, or 11%, primarily due to an increase of $1.8 million in amortization of internally developed software, an increase of $1.7 million in higher hosting, software, and telecom costs, an increase of $1.5 million in personnel expenses as a result of increased headcount and salaries, an increase of $1.2 million in amortization of acquired intangible assets related to acquisitions, and an increase of $1.0 million in other expenses, primarily related to outside services.
Research and Development

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$139,769	$134,876	$4,893	4%
Percentage of revenue	32%	36%
Research and development expenses increased by $4.9 million, or 4%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 and decreased as a percentage of revenue. The increase in research and development expense was primarily driven by an increase in personnel expenses of $5.4 million as a result of increased headcount and salaries to support our continued investment in our platform, an increase of $1.7 million in costs to support the continued growth of the business and related infrastructure, which included allocated overhead costs, and an increase of $0.6 million in travel related costs as a result of increased travel. This was partially offset by a decrease of $3.1 million in outside services spend due to higher leverage of internal resources through hiring.
Sales and Marketing

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$196,769	$195,622	$1,147	1%
Percentage of revenue	46%	53%
Sales and marketing expenses increased by $1.1 million, or 1%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 and decreased as a percentage of revenue. The increase in sales and marketing expense was primarily due to an increase of $3.3 million in marketing, advertising and promotion costs related to third party trade shows, events and media campaigns, and an increase of $0.3 million in hosting and software costs. This was partially offset by a decrease of $2.5 million in personnel expenses.
General and Administrative

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$112,575	$99,238	$13,337	13%
Percentage of revenue	26%	27%

General and administrative expenses increased by $13.3 million, or 13%, for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023 and decreased as a percentage of revenue. The increase in general and administrative expense was driven by an increase of $8.4 million in real estate impairment charges and an increase of $8.0 million in personnel expenses. This was partially offset by a decrease of $3.0 million in outside services related to higher leverage of internal resources through hiring.
Interest Expense

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Interest expense	$(6,500)	$(5,433)	$(1,067)	(20)%
Interest expense increased by $1.1 million for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023. Interest expense in the year ended January 31, 2024 includes contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023. The increase was partially offset by a decrease in the amortization of debt issuance costs and interest for the 2025 Notes that were partially extinguished in October 2023 and therefore outstanding for most of the comparative years.
Interest Income, Gain on Partial Extinguishment of Convertible Senior Notes and Other Expense, Net

	Year Ended January 31,
	2024	2023	Change	% Change
	(dollars in thousands)
Interest income	$22,101	$5,383	$16,718	311%
Gain on partial extinguishment of convertible senior notes	$3,699	$—	$3,699	n/m
Other expense, net	$(433)	$(637)	$204	n/m
______
n/m - not meaningful
Interest income increased by $16.7 million for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, primarily due to higher accretion income on our available-for-sale investments, higher investment balances and favorable interest rates on our cash, cash equivalent and investment balances in the fiscal year ended January 31, 2024.
During the year ended January 31, 2024, we recorded a $3.7 million gain on partial extinguishment of convertible senior notes that was generated from the October 2023 repurchase $230.0 million of aggregate principal amount of the 2025 Notes with a carrying value of $223.7 million, net of unamortized issuance costs.
Other expense, net decreased by $0.2 million for the fiscal year ended January 31, 2024 compared to the fiscal year ended January 31, 2023, primarily due to higher unrealized losses on our foreign cash balances in the prior period.
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

	Year Ended January 31,
	2024	2023	2022
	(dollars in thousands)
Gross profit	$352,867	$300,359	$233,035
Add:
Stock-based compensation	7,586	6,827	3,751
Employer taxes related to employee stock transactions	199	163	131
Amortization of acquired intangible assets	8,614	7,401	1,120
Restructuring costs	137	357	—
Non-GAAP gross profit	$369,403	$315,107	$238,037

Gross margin	82%	81%	83%
Non-GAAP gross margin	86%	85%	85%
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) as loss from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, restructuring costs, and acquisition-related expenses, which include transaction costs, acquisition-related retention payments, and asset impairment, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income (loss) as a percentage of revenue.

	Year Ended January 31,
	2024	2023	2022
	(dollars in thousands)
Loss from operations	$(96,246)	$(129,377)	$(101,711)
Add:
Stock-based compensation	127,152	109,907	70,033
Employer taxes related to employee stock transactions	3,498	3,096	3,017
Amortization of acquired intangible assets	11,510	10,237	3,500
Acquisition-related expenses	1,800	4,559	2,108
Restructuring costs	8,677	5,035	—
Non-GAAP operating income (loss)	$56,391	$3,457	$(23,053)

Operating margin	(22)%	(35)%	(36)%
Non-GAAP operating margin	13%	1%	(8)%

Non-GAAP Net Income (Loss) Attributable to PagerDuty, Inc.
We define non-GAAP net income (loss) attributable to PagerDuty, Inc. common stockholders as net loss attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments, and asset impairment, restructuring costs, adjustment attributable to redeemable non-controlling interest, gain on partial extinguishment of convertible senior notes, and income tax adjustments, which are not necessarily reflective of operational performance during a given period.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net loss attributable to PagerDuty, Inc. common stockholders	$(81,757)	$(128,423)	$(107,455)
Add (Less):
Stock-based compensation	127,152	109,907	70,033
Amortization of debt issuance costs	2,078	1,839	1,805
Employer taxes related to employee stock transactions	3,498	3,096	3,017
Amortization of acquired intangibles assets	11,510	10,237	3,500
Acquisition-related expenses	1,800	4,559	2,108
Restructuring costs	8,677	5,035	—
Adjustment attributable to redeemable non-controlling interest	6,568	—	—
Gain on partial extinguishment of convertible senior notes	(3,699)	—	—
Income tax effects and adjustments	(3,273)	(2,556)	—
Non-GAAP net income (loss) attributable to PagerDuty, Inc.	$72,554	$3,694	$(26,992)
______________
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

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$71,974	$16,980	$(6,021)
Less:
Purchases of property and equipment	(2,164)	(4,637)	(3,457)
Capitalization of internal-use software costs	(5,384)	(3,836)	(3,353)
Free cash flow	$64,426	$8,507	$(12,831)
Net cash (used in) provided by investing activities	$(30,525)	$(86,165)	$17,376
Net cash provided by (used in) financing activities	$51,600	$(6,413)	$(736)
Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash and cash equivalents and investments totaling $571.2 million. We believe that our existing cash and cash equivalents, investments and cash provided by sales of our subscriptions will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our Notes.
On June 25, 2020, we issued $287.5 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the sale of the Notes, after deducting the initial purchasers’ discounts and debt issuance costs of $9.3 million, and purchases of the Capped Calls of $35.7 million, were $242.5 million.
On October 13, 2023, we issued $402.5 million aggregate principal amount of the 2028 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the debt offering, after deducting initial purchasers’ discount and debt issuance costs of $12.0 million, and purchases of the Capped calls of $55.1 million, were $390.4 million.
In October 2023, we entered into multiple privately negotiated purchase agreements with the holders of our 2025 Notes to repurchase $230.0 million in aggregate principal of the existing notes, resulting in cash payments of $223.7 million. In October 2023, we also repurchased $50.0 million in common stock through open market purchases related to the issuance of the 2028 Notes.
We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the worldwide macroeconomic conditions, including but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, volatility in foreign currency exchange rates, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2024, we had deferred revenue of $228.2 million, of which $223.5 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$71,974	$16,980	$(6,021)
Net cash (used in) provided by investing activities	$(30,525)	$(86,165)	$17,376
Net cash provided by (used in) financing activities	$51,600	$(6,413)	$(736)
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
Cash provided by operating activities for the fiscal year ended January 31, 2024 of $72.0 million primarily related to our net loss of $77.4 million, adjusted for non-cash charges of $175.8 million and net cash outflows of $26.5 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $127.2 million, amortization of our deferred contract costs of $20.6 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $20.2 million, a $8.4 million impairment of property and equipment, net and lease right of use assets and liabilities related to leased office space, noncash lease expense of $4.4 million, and amortization of debt issuance costs of $2.1 million, offset by a $3.7 million gain on partial extinguishment of 2025 Notes and other net gains of $3.2 million, which consist primarily of accretion on investments. Changes in operating assets and liabilities reflected cash outflows from an $18.8 million increase in deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $13.3 million decrease in accounts payable and accrued compensation, a $10.7 million increase in accounts receivable, and a $6.0 million in payments for operating lease liabilities. These amounts were offset by a $18.1 million increase in deferred revenue resulting from increase billings for subscriptions and a $4.1 million increase in accrued expenses.
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
Cash used in operating activities for the fiscal year ended January 31, 2022 of $6.0 million primarily related to our net loss of $107.5 million, adjusted for noncash charges of $103.4 million and net cash outflows of $1.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $70.0 million, amortization of our deferred contract costs of $14.9 million, depreciation and amortization of property and equipment and capitalized implementation costs of $8.4 million, noncash lease expense of $4.5 million, other charges relating to accretion of our investments and bad debt expense of $3.8 million, and amortization of debt issuance costs of $1.8 million. Changes in operating assets and liabilities reflected cash outflows from a $26.2 million increase in deferred contract costs due to commissions paid on new bookings, a $21.6 million increase in accounts receivable due a combination of timing of cash collections and a growth in billings, and payments for operating lease liabilities of $5.3 million. These amounts were partially offset by cash outflows from a $40.3 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.8 million increase in accrued compensation primarily due to increased headcount, a $2.8 million increase in accounts payable and accrued expenses and other liabilities and a $1.3 million decrease in prepaid expenses and other assets related to timing of payments made in advance for future services.
Investing Activities
Cash used in investing activities for the fiscal year ended January 31, 2024 of $30.5 million consisted of proceeds from maturities of investments of $218.3 million partially offset by purchases of investments of $217.0 million, $24.1 million cash paid for the acquisition of Jeli, net of cash acquired, capitalization of internal use software costs of $5.4 million, and purchases of property and equipment of $2.2 million primarily for purchases of computers for new employees.
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
Financing Activities
Cash provided by financing activities for the fiscal year ended January 31, 2024 of $51.6 million consisted primarily of $390.8 million proceeds from issuance of our 2028 Notes, net of issuance costs paid, proceeds from the ESPP purchase of $10.3 million, proceeds of $9.9 million from the exercise of stock options, and a $1.8 million of cash received from the non-controlling shareholder of PagerDuty K.K. These amounts were partially offset by $223.7 million in repurchases of our 2025 Notes, $55.1 million for purchase of capped calls related to convertible senior notes, $50.0 million for repurchase of common stock, and $32.4 million in employee payroll taxes paid related to vesting of restricted stock units.
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
Contractual Obligations and Commitments
Our estimated future obligations consist of purchase commitments, and principal and interest payments related to the Notes. As of January 31, 2024, we had non-cancellable purchase commitments with certain service providers totaling approximately $39.8 million, and principal and interest payments in conjunction with the Notes of $489.5 million. Refer to Note 10, “Commitments and Contingencies” for additional information.
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
Revenue Recognition
We enter into contracts with our customers that may include promises to transfer multiple services, software licenses, support and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services in agreements with non-standard terms are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.
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
Business Combinations and Valuation of Intangible Assets
We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable
Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships, and tradename, resulting from our acquisition. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.
Stock-Based Compensation – Market-based Performance Stock Units
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense generally on a straight-line basis over the requisite service period of the award, which is typically the vesting period.
The fair value of our market-based performance stock unit (PSU) awards, for which vesting is dependent upon the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period, is measured on the grant date based on estimated projections of our stock price over the performance period. These estimates are made using a Monte Carlo simulation, which models multiple stock price paths of our common stock and that of the peer group to evaluate and determine our ultimate expected relative growth of the per share price of the Company’s common stock. Compensation expense for the PSUs with market conditions is recorded over the vesting period under the graded-vesting attribution method, and is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied.
Recently Adopted Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in the consolidated financial statements contained within this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of January 31, 2024, we had cash, cash equivalents and investments totaling $571.2 million, invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our investments classified as available-for-sale investments, including those with stated maturities beyond twelve months, are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, we may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of January 31, 2024, our available-for-sale investments are recorded as current on our consolidated balance sheets.
As of January 31, 2024, we had $57.5 million and $402.5 million aggregate principal outstanding of 2025 Notes and 2028 Notes, respectively. The 2025 Notes and 2028 Notes have a fixed annual interest rate of 1.25% 1.5%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 5, “Fair Value Measurements” to our consolidated financial statements for more information.
Changes in interest rates impact the fair value of marketable debt securities. As of January 31, 2024, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. Primarily all of our sales are denominated in U.S. dollars, and therefore substantially all of our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, Australia, Switzerland, Japan, Chile and Portugal. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
Item 8. Financial Statements and Supplementary Data
PAGERDUTY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, and stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2024 expressed an unqualified opinion thereon.
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

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

Revenue Recognition
Description of the Matter
The Company’s revenue totaled $430.7 million for the year ended January 31, 2024. As described in Note 2 to the consolidated financial statements, the Company primarily generates revenue from cloud-hosted subscription fees, with the majority of its revenue recognized from such arrangements. In order to recognize revenue, the Company evaluates whether promises made to customers represent distinct performance obligations, the appropriate measure of the transfer of control and when the transfer of control has occurred. These assessments can require significant judgment, particularly when contracts include non-standard terms.

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
March 15, 2023

PAGERDUTY, INC.
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PagerDuty, Inc.’s internal control over financial reporting as of January 31, 2024, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, PagerDuty, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jeli, Inc., which is included in the January 31, 2024 consolidated financial statements of the Company and constituted less than 1% of total and net assets as of January 31, 2024 and less than 1% of consolidated revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal controls over financial reporting of Jeli, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 15, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
March 15, 2023

PAGERDUTY, INC.
Consolidated Balance Sheets
(in thousands)

	As of January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$363,011	$274,019
Investments	208,178	202,948
Accounts receivable, net of allowance for credit losses of $1,382 and $2,014 as of January 31, 2024 and January 31, 2023, respectively	100,413	91,345
Deferred contract costs, current	19,502	18,674
Prepaid expenses and other current assets	12,094	13,350
Total current assets	703,198	600,336
Property and equipment, net	17,632	18,390
Deferred contract costs, non-current	25,118	27,715
Lease right-of-use assets	3,789	13,982
Goodwill	137,401	118,862
Intangible assets, net	32,616	37,224
Other assets	5,552	1,364
Total assets	$925,306	$817,873
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,242	$7,398
Accrued expenses and other current liabilities	15,472	11,804
Accrued compensation	30,239	41,834
Deferred revenue, current	223,522	204,137
Lease liabilities, current	6,180	5,904
Total current liabilities	281,655	271,077
Convertible senior notes, net	448,030	282,908
Deferred revenue, non-current	4,639	4,914
Lease liabilities, non-current	6,809	12,704
Other liabilities	5,280	4,184
Total liabilities	746,413	575,787
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	7,293	1,108
Stockholders’ equity:
Common stock, $0.000005 par value per share: 1,000,000,000 shares authorized as of January 31, 2024 and 2023; 95,068,187 and 91,178,671 shares issued as of January 31, 2024 and 2023, respectively, and 92,737,185 and 91,178,671 shares outstanding as of January 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	774,768	719,816
Accumulated other comprehensive loss	(733)	(1,592)
Accumulated deficit	(552,435)	(477,246)
Treasury stock at cost, 2,331,002 and — shares as of January 31, 2024 and 2023, respectively	(50,000)	—
Total stockholders’ equity	171,600	240,978
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$925,306	$817,873

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue	$430,699	$370,793	$281,396
Cost of revenue	77,832	70,434	48,361
Gross profit	352,867	300,359	233,035
Operating expenses:
Research and development	139,769	134,876	95,690
Sales and marketing	196,769	195,622	161,624
General and administrative	112,575	99,238	77,432
Total operating expenses	449,113	429,736	334,746
Loss from operations	(96,246)	(129,377)	(101,711)
Interest income	22,101	5,383	762
Interest expense	(6,500)	(5,433)	(5,398)
Gain on partial extinguishment of convertible senior notes	3,699	—	—
Other expense, net	(433)	(637)	(573)
Loss before benefit from (provision for) income taxes	(77,379)	(130,064)	(106,920)
Benefit from (provision for) income taxes	12	839	(535)
Net loss	$(77,367)	$(129,225)	$(107,455)
Net loss attributable to redeemable non-controlling interest	(2,178)	(802)	—
Net loss attributable to PagerDuty, Inc.	$(75,189)	$(128,423)	$(107,455)
Adjustment attributable to redeemable non-controlling interest	6,568	—	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(81,757)	$(128,423)	$(107,455)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.89)	$(1.45)	$(1.27)
Weighted average shares used in calculating net loss per share, basic and diluted	92,341	88,721	84,514
See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(77,367)	$(129,225)	$(107,455)
Unrealized gain (loss) on investments	1,341	(772)	(1,012)
Foreign currency translation adjustments	(482)	(151)	—
Total comprehensive loss	$(76,508)	$(130,148)	$(108,467)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(2,178)	(802)	—
Foreign currency translation adjustments, attributable to redeemable non-controlling interest	14	2	—
Comprehensive loss attributable to redeemable non-controlling interest	(2,164)	(800)	—
Comprehensive loss attributable to PagerDuty, Inc.	$(74,344)	$(129,348)	$(108,467)

PAGERDUTY, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of January 31, 2021	82,882,424	$—	$614,494	$343	$(248,110)	—	$—	$366,727
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(68,478)	—	6,742	—	—	(61,736)
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	2,603,432	—	15,099	—	—	—	—	15,099
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	925,400	—	(23,586)	—	—	—	—	(23,586)
Shares issued related to a business combination	2,073	—	—	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	345,051	—	7,742	—	—	—	—	7,742
Stock-based compensation	—	—	71,196	—	—	—	—	71,196
Other comprehensive loss	—	—	—	(1,012)	—	—	—	(1,012)
Net loss attributable to PagerDuty, Inc.	—	—	—		(107,455)	—	—	(107,455)
Balances as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	—	$—	$266,975
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	2,093,724	—	10,917	—	—	—	—	10,917
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,768,163	—	(28,677)	—	—	—	—	(28,677)
Shares issued related to an asset acquisition	62,972	—	—	—	—	—	—	—
Issuance of common stock in connection with the Employee Stock Purchase Plan	495,432	—	9,875	—	—	—	—	9,875
Stock-based compensation	—	—	111,234	—	—	—	—	111,234
Other comprehensive loss	—	—	—	(923)	—	—	—	(923)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(128,423)	—	—	(128,423)
Balances as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	—	$—	$240,978
Issuance of common stock upon exercise of stock options and restricted stock agreements, net of repurchases	1,160,809	—	9,435	—	—	—	—	9,435
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	2,192,556	—	(32,400)	—	—	—	—	(32,400)
Fair value of replacement stock options attributable to pre-combination service related to a business combination	—	—	494	—	—	—	—	494
Issuance of common stock in connection with the Employee Stock Purchase Plan	536,151	—	10,294	—	—	—	—	10,294
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Common stock repurchased	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Stock-based compensation	—	—	128,799	—	—	—	—	128,799
Other comprehensive income	—	—	—	859	—	—	—	859
Adjustment to redeemable non-controlling interest	—	—	(6,568)	—	—	—	—	(6,568)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(75,189)	—	—	(75,189)
Balances as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600

See Notes to Consolidated Financial Statements

PAGERDUTY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc. common stockholders	$(81,757)	$(128,423)	$(107,455)
Net loss (income) and adjustment attributable to redeemable non-controlling interest (Note 3)	4,390	(802)	—
Net loss	(77,367)	(129,225)	(107,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,153	17,429	8,356
Amortization of deferred contract costs	20,568	19,247	14,923
Gain on partial extinguishment of convertible senior notes	(3,699)	—	—
Stock-based compensation	127,152	109,907	70,033
Amortization of debt issuance costs	2,078	1,839	1,805
Non-cash lease expense	4,439	4,073	4,464
Impairment of property and equipment, net and lease right-of-use assets, net	8,368	—	—
Tax benefit related to release of valuation allowance	—	(1,330)	—
Other	(3,223)	1,841	3,770
Changes in operating assets and liabilities:
Accounts receivable	(10,662)	(16,586)	(21,594)
Deferred contract costs	(18,799)	(22,805)	(26,167)
Prepaid expenses and other assets	—	(2,843)	1,279
Accounts payable	(1,453)	(1,473)	2,901
Accrued expenses and other liabilities	4,145	(1,444)	(99)
Accrued compensation	(11,825)	6,147	6,766
Deferred revenue	18,073	37,971	40,252
Lease liabilities	(5,974)	(5,768)	(5,255)
Net cash provided by (used in) operating activities	71,974	16,980	(6,021)
Cash flows from investing activities
Purchases of property and equipment	(2,164)	(4,637)	(3,457)
Capitalized internal-use software costs	(5,384)	(3,836)	(3,353)
Business acquisition, net of cash acquired	(24,071)	(66,262)	(160)
Asset acquisition	—	(1,845)	—
Purchases of available-for-sale investments	(216,970)	(212,210)	(197,093)
Proceeds from maturities of available-for-sale investments	218,264	202,625	194,059
Proceeds from sales of available-for-sale investments	—	—	27,380
Purchases of non-marketable equity investments	(200)	—	—
Net cash (used in) provided by investing activities	(30,525)	(86,165)	17,376
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	390,831	—	—
Purchases of capped calls related to convertible senior notes	(55,102)	—	—
Repurchases of convertible senior notes	(223,675)	—	—
Investment from redeemable non-controlling interest holder	1,781	1,908	—
Proceeds from issuance of common stock upon exercise of stock options	9,871	10,481	15,108
Proceeds from Employee Stock Purchase Plan	10,294	9,875	7,742
Employee payroll taxes paid related to net share settlement of restricted stock units	(32,400)	(28,677)	(23,586)
Repurchase of common stock	(50,000)	—	—
Net cash provided by (used in) financing activities	51,600	(6,413)	(736)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(401)	(168)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	92,648	(75,766)	10,619
Cash, cash equivalents, and restricted cash at beginning of period	274,019	349,785	339,166
Cash, cash equivalents, and restricted cash at end of period	$366,667	$274,019	$349,785

	Year Ended January 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	363,011	274,019	349,785
Restricted cash in other long-term assets	3,656	—	—
Total cash, cash equivalents, and restricted cash	$366,667	$274,019	$349,785

Supplemental cash flow data:
Cash paid for interest	$2,971	$3,594	$1,797
Cash paid for income taxes	$908	$168	$324
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$430	$159	$2,666
Stock-based compensation capitalized in internal use software	$1,647	$1,320	$1,163
Unpaid bonus capitalized in internal use software	$255	$354	$189
Issuance costs included in accrued expenses	$413	$—	$—
Receivables for cash in-transit on stock options	$—	$436	$—
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the results of the Company, its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.
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
Revenue Recognition
The Company generates revenue primarily from cloud-hosted subscription fees with the majority of its revenue from such arrangements. The Company also generates revenue from term-license software subscription fees. Revenue is recognized when control of the license or service is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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
Term-license software subscriptions
The Company’s term license software subscriptions provide both an obligation to provide access to its on-premise software, which includes both open-source and proprietary features, as well as an obligation to provide support and maintenance. The Company’s term-license software subscription agreements generally have annual contractual terms. The Company accounts for the license to the software and support as two separate performance obligations. As the open-source software is publicly available at no cost to the customer, the Company has determined that there is no value to be assigned to the open-source software in the term-license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term-license software subscription period has begun. The Company has concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. The Company uses a time-based output method to measure progress because efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. The Company recognizes support revenue ratably, typically beginning on the start of the contractual term of the arrangement.
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
Activity related to the Company’s allowance for credit losses on accounts receivable was as follows:

Amount
(in thousands)
Balance as of January 31, 2022	$1,809
Charged to bad debt expense	1,063
Write-offs, net of recoveries	(858)
Balance as of January 31, 2023	$2,014
Charged to bad debt expense	1,382
Write-offs, net of recoveries	(2,014)
Balance as of January 31, 2024	$1,382
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
Deferred Contract Costs
Deferred contract costs consist of sales commissions earned by the Company’s sales force which are considered incremental and recoverable costs of obtaining a contract with a customer. The Company determined that sales commissions that are related to contract renewals are not commensurate with commissions earned on the initial contract. Accordingly, sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, technology, and other factors. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current; the remaining portion is recorded as deferred contract costs, non-current in the consolidated balance sheets. Deferred contract costs are periodically reviewed for impairment. Amortization of deferred contract costs is included in sales and marketing expense in the consolidated statements of operations.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Activity related to the Company’s deferred contract costs was as follows:

Amount
(in thousands)
Balance as of January 31, 2022	$42,831
Additions to deferred contract costs	22,805
Amortization of deferred contract costs	(19,247)
Balance as of January 31, 2023	$46,389
Additions to deferred contract costs	18,799
Amortization of deferred contract costs	(20,568)
Balance as of January 31, 2024	$44,620
Amortization expense was $20.6 million, $19.2 million, and $14.9 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2024 or 2023. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2024, 2023, or 2022.
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
Foreign Currency Translation
The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, except for one subsidiary for which the local currency is the functional currency. When a consolidated entity’s functional currency is the local currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenue and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations for the period. Realized foreign currency transaction gains and losses for the fiscal years ended January 31, 2024, 2023, and 2022 were not material.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, highly liquid investments with original maturities of three months or less from the date of purchase, and money market funds.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of January 31, 2024, the Company had restricted cash of $3.7 million, all of which was classified as non-current and included in other assets in the consolidated balance sheets. The Company had no restricted cash as of January 31, 2023.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company recognized revenue from the sales of its product to related parties of $3.3 million, $1.3 million, and $2.5 million in the fiscal years ended January 31, 2024, 2023, and 2022, respectively, and billings of $3.8 million, $1.8 million, and $2.2 million in the fiscal years ended January 31, 2024, 2023, and 2022, respectively. Other related party transactions were not material for the fiscal years ended January 31, 2024, 2023, or 2022.
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
Internal-Use Software Costs
The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $7.3 million, $4.8 million, and $4.7 million during the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
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
Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets
Goodwill. Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the fiscal years ended January 31, 2024, 2023, or 2022.
Acquired Intangible Assets. Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from the Company’s business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, and acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows independent of other assets. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets or asset groups are expected to generate. If the carrying value of the assets or asset group is not recoverable, the impairment recognized i s measured as the amount by which the carrying value exceeds its fair value. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.
Advertising Costs

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $9.7 million, $7.3 million, and $10.6 million for the years ended January 31, 2024, 2023, and 2022, respectively.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”) and performance and market stock units (“PSUs”), based on the estimated fair value of the award on the grant date.
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
The Company estimates the fair value of RSUs at its stock price on the grant date.
The Company estimates the fair value of PSUs with performance conditions using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. The fair value for PSUs with market conditions is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to PagerDuty Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock-based awards as computed under the treasury stock method and convertible notes as computed under the if-converted method. Basic and diluted net loss per share of common stock were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture in Japan (“PagerDuty K.K”) which is a variable interest entity, obtaining a 51% controlling interest. The Company has consolidated the financial results of the joint venture.
The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either (i) at the option of the non-controlling interest holders or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's consolidated balance sheets as temporary equity. During the year ended January 31, 2024, the Company recorded an adjustment

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

attributable to the redeemable non-controlling interest of $6.6 million to increase the carrying value of the redeemable non-controlling interest to its estimated redemption value. There were no adjustments attributable to the redeemable non-controlling interest recorded during the year ended January 31, 2023.

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

	January 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$1,108	$—
Investment by redeemable non-controlling interest	1,781	1,908
Net loss attributable to redeemable non-controlling interest	(2,178)	(802)
Adjustments to redeemable non-controlling interest	6,568	—
Foreign currency translation adjustments	14	2
Balance at end of period	$7,293	$1,108
4. Balance Sheet Components
Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Cash and cash equivalents
Cash	$55,736	$67,151
Money market funds	305,283	206,868
Commercial paper	994	—
U.S. Treasury securities	998	—
Total cash and cash equivalents	$363,011	$274,019
Available-for-sale investments
U.S. Treasury securities	$50,036	$51,387
Commercial paper	2,886	34,798
Corporate debt securities	131,259	108,827
U.S. Government agency securities	23,997	7,936
Total available-for-sale investments	$208,178	$202,948
The following tables summarize the Company’s investments’ adjusted cost, net unrealized (losses) gains, and fair value by significant investment category as of January 31, 2024 and 2023. Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal years ended January 31, 2024 and 2023.

	As of January 31, 2024
	Cost Basis	Unrealized Gain (Loss), Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury securities	$50,012	$24	$50,036
Commercial paper	2,887	(1)	2,886
Corporate debt securities	131,395	(136)	131,259
U.S. Government agency securities	23,983	14	23,997
Total available-for-sale investments	$208,277	$(99)	$208,178

	As of January 31, 2023
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments
U.S. Treasury securities	$51,400	$(13)	$51,387
Commercial paper	34,926	(128)	34,798
Corporate debt securities	110,063	(1,236)	108,827
U.S. Government agency securities	8,000	(64)	7,936
Total available-for-sale investments	$204,389	$(1,441)	$202,948
The following tables present the Company’s available-for-sale securities by contractual maturity date as of January 31, 2024 and 2023:

	As of January 31, 2024
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$155,423	$155,158
Due between one to five years	52,854	53,020
Total	$208,277	$208,178

	January 31, 2023
	Cost Basis	Recorded Basis
	(in thousands)
Due within one year	$139,443	$138,625
Due between one to five years	64,946	64,323
Total	$204,389	$202,948
As of January 31, 2024, there were 70 available-for-sale securities in an unrealized loss position with an aggregate fair value of $108.7 million, 33 of which were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 33 securities was $0.2 million. As of January 31, 2023, there were 81 available-for-sale securities in an unrealized loss position with an aggregate fair value of $174.1 million, 21 of which were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 21 securities was $0.7 million.
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
Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Leasehold improvements	$11,334	$15,585
Computers and equipment	9,135	9,426
Furniture and fixtures	3,989	4,730
Capitalized internal-use software	18,257	10,971
Gross property and equipment (1)	$42,715	$40,712
Accumulated depreciation and amortization (2)	(25,083)	(22,322)
Property and equipment, net	$17,632	$18,390
______________
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $4.2 million and $6.0 million that had not yet been placed in service as of January 31, 2024 and January 31, 2023, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
(2) In the year ended January 31, 2024, the Company recorded impairment charges of $2.3 million, of which $1.9 million related to the Atlanta office described in more detail in Note 16 “Restructuring” and $0.4 million related to leasehold improvements impaired in the period. The impairment charge was recorded in general and administrative expenses on the consolidated statement of operations. In the year ended January 31, 2023, the Company recorded an impairment charge of $0.7 million on its capitalized internal-use software included in construction-in-progress. It was determined that the developed technology would not be placed in service as the technology was replaced with the acquired technology of Catalytic.
Depreciation and amortization expense was $8.2 million, $6.8 million, and $4.6 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
The carrying values of capitalized internal-use software were $13.1 million and $8.8 million as of January 31, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Accrued professional fees	$4,483	$4,926
Accrued events	1,773	952
Accrued hosting and infrastructure	1,843	1,384
Accrued taxes	1,007	1,711
Accrued liabilities, other	6,366	2,831
Accrued expenses and other liabilities	$15,472	$11,804
Accrued Compensation
Accrued compensation consisted of the following:

	As of January 31,
	2024	2023
	(in thousands)
Accrued bonuses	$7,568	$15,594
Accrued paid time off	9,466	7,655
Accrued compensation, other	13,205	18,585
Accrued compensation	$30,239	$41,834
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$305,283		$—	$305,283
U.S. Treasury securities	—	51,034	—	51,034
Commercial paper	—	3,880	—	3,880
Corporate debt securities	—	131,259	—	131,259
U.S. Government agency securities	—	23,997	—	23,997
Total	$305,283	$210,170	$—	$515,453
Included in cash equivalents				$307,275
Included in investments				$208,178

	As of January 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$206,868	$—	$—	$206,868
U.S. Treasury securities	—	51,387	—	51,387
Commercial paper	—	34,798	—	34,798
Corporate debt securities	—	108,827	—	108,827
U.S. Government agency securities	—	7,936	—	7,936
Total	$206,868	$202,948	$—	$409,816
Included in cash equivalents				$206,868
Included in investments				$202,948
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2024 and 2023, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the company uses quoted prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Convertible Senior Notes
As of January 31, 2024, the estimated fair value of our outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $55.5 million and the estimated fair value of our 1.5% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”) was approximately $440.7 million. The fair values were determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.
6. Business Combinations
Year ended January 31, 2024
On November 15, 2023, the Company completed the acquisition of Jeli, Inc. (“Jeli”), a software-as-a-service (“SaaS”) company that enables customers to effectively collaborate during and after an incident, identify improvement opportunities and action insights to drive change. The Company acquired 100% of Jeli for purchase

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

consideration of $29.7 million. The acquisition was accounted for as a business combination and total purchase consideration was allocated to the net identifiable tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The values assigned to the assets acquired and liabilities assumed may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of January 31, 2024, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The purchase price consisted of the following:

(in thousands)
Cash	$29,194
Fair value of replacement stock options attributable to pre-combination service	494
Total purchase consideration	$29,688
The following table presents the fair values of acquired assets and liabilities recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)
Cash	$5,123
Accounts receivable	384
Prepaid expenses and other current assets	101
Intangible assets	6,900
Goodwill	18,539
Accrued expenses and other current liabilities	(99)
Deferred revenue	(1,094)
Other liabilities	(30)
Deferred tax liability	(136)
Total purchase consideration	$29,688
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings. Goodwill is not deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$6,400	5
Customer relationships	400	10
Trademarks	100	2
Total intangible assets	$6,900
The Company also entered into holdback agreements with the founder of Jeli with $1.4 million held back in cash which is subject to the continued service of the founder and thus excluded from the purchase price. This will be recognized ratably as research and development expense over the required 1.5 year service period.
As part of the business combination, the Company issued replacement stock option awards for the unvested, in-the-money options of Jeli’s continuing employees. The portion of the fair value of the replacement awards that was related to pre-combination vesting was $0.5 million and is included as part of the consideration

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

transferred. The post-combination fair value was calculated as the total fair value of the replacement awards less the pre-combination fair value. This post-combination fair value was $0.4 million and will be recognized as expense over the remaining service period of the awards.
Separate from the business combination, the Company issued $7.0 million in restricted stock unit awards for continuing employees attributable to post-combination services. The Company will recognize this as stock-based compensation expense over the vesting period of 4 years.
From the date of the acquisition, the financial results of Jeli have been included in and are not material to the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results are not material to the consolidated financial statements in any period presented.
The Company did not complete any other business combinations in the fiscal year ended January 31, 2024.
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
The finalization of the values assigned to the assets acquired and liabilities assumed during the year ended January 31, 2024 did not result in an adjustment to goodwill.
The following table presents the fair values of acquired assets and liabilities recorded in the Company’s consolidated balance sheet as of the acquisition date:

(in thousands)
Cash and cash equivalents	$2,506
Accounts receivable and other assets	801
Prepaid expenses and other current assets	841
Intangible assets	21,800
Goodwill	46,736
Accounts payable and other liabilities	(408)
Deferred revenue	(856)
Other tax liabilities	(1,322)
Deferred tax liability	(1,330)
Total purchase consideration	$68,768
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Company recorded an income tax benefit for this net deferred tax liability in the consolidated statement of operations for the fiscal year ended January 31, 2023. Refer to Note 14, "Income Taxes", for further information.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in years)
Developed technology	$19,200	3
Customer relationships	2,600	10
Total intangible assets	$21,800
The Company also entered into holdback agreements with the two founders of Catalytic with $3.4 million held back in cash which are subject to the recipients’ continued service with the Company and thus excluded from the purchase price and will be recognized ratably as research and development expense over the original required two-year service period. Subsequent to the acquisition, in the fiscal year ended January 31, 2023, one of the original holdback agreement was amended, resulting in the acceleration of $1.6 million of research and development expense relating to a portion of the holdback agreement. During the years ended January 31, 2024 and 2023, the Company paid $2.8 million and $0.3 million, respectively, of the holdback amounts to the founders. As of January 31, 2024, $0.3 million in remaining payments are payable to the founders.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

7. Goodwill and Acquired Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2024 and 2023 are as follows:

Goodwill
(in thousands)
Balance as of January 31, 2022	$72,126
Goodwill resulting from business combination	46,736
Balance as of January 31, 2023	$118,862
Goodwill resulting from business combination	18,539
Balance as of January 31, 2024	$137,401
Intangible assets subject to amortization consist of the following:

	As of January 31, 2024
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$24,800	$(7,768)	$17,032	6.9
Developed technology	31,200	(16,128)	15,072	2.7
Trademarks	500	(410)	90	1.8
Assembled workforce	2,527	(2,105)	422	0.3
Other intangibles, net	$59,027	$(26,411)	$32,616

	As of January 31, 2023
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Customer relationships	$24,400	$(5,319)	$19,081	7.9
Developed technology	24,800	(8,342)	16,458	2.3
Trademarks	400	(400)	—	0.0
Assembled workforce	2,527	(842)	1,685	1.3
Other intangibles, net	$52,127	$(14,903)	$37,224

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

For the fiscal years ended January 31, 2024, 2023 and 2022, amortization expense related to intangible assets was $11.5 million, $10.2 million, and $3.5 million, respectively.
As of January 31, 2024, expected amortization expense in future periods is as follows:

Year ending January 31,
(in thousands)
2025	$11,751
2026	5,217
2027	3,760
2028	3,760
2029	3,493
Thereafter	4,635
Total expected future amortization expense	$32,616

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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
Leases with a term of one year or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
In the year ended January 31, 2024, the Company entered into a sublease for a portion of the San Francisco office location. The sublease has a remaining lease term of less than two years from the sublease inception date. Sublease income, which is recorded as a reduction of rent expense, was not material for the year ended January 31, 2024.
The following table presents information about leases on the consolidated balance sheets.

	As of January 31,
	2024	2023
	(in thousands)
Assets
Lease right-of-use assets	$3,789	$13,982
Liabilities
Lease liabilities	6,180	5,904
Lease liabilities, non-current	6,809	12,704
In the year ended January 31, 2024, the Company recorded impairment charges related to the lease right-of-use assets of $6.1 million, of which $5.3 million related to the Atlanta office and $0.8 million related to a separate right-of-use asset and liability associated with the San Francisco office sublease, which is the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value of the subleased office was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charges were recorded in general and administrative expenses on the Company’s consolidated statements of operations.
There were no impairment charges recorded in the years ended January 31, 2023 and 2022.
As of January 31, 2024 and 2023, the weighted average remaining lease term was 3.2 years and 3.8 years, respectively. As of January 31, 2024 and 2023, the weighted average discount rate used to determine the net present value of the lease liabilities was 3.8% and 3.7%, respectively.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The following table presents information about leases on the consolidated statements of operations.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Operating lease expense	$4,736	$5,651	$5,574
Short-term lease expense	1,856	1,842	756
Variable lease expense	1,149	1,363	939
The following table presents supplemental cash flow information about the Company’s leases.

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,557	$7,025	$6,319
As of January 31, 2024, remaining maturities of lease liabilities are as follows:

Year ending January 31,
(in thousands)
2025	$6,554
2026	2,384
2027	1,910
2028	1,967
2029	1,011
Gross lease payments	$13,826
Less: Imputed interest	(837)
Total	$12,989

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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted.
In October 2023, the Company paid $223.7 million to repurchase $230.0 million of aggregate principal amount of the 2025 Notes with a carrying value of $227.5 million, net of unamortized issuance costs of $2.6 million. The Company recorded a gain on partial extinguishment of the 2025 Notes in the year ended January 31, 2024 of $3.7 million in the consolidated statements of operations.
2028 Convertible Senior Notes
In October 2023, the Company issued an aggregate principal amount of $402.5 million of 2028 Notes in a private offering pursuant to an Indenture dated October 13, 2023 (the “2028 Indenture” and, together with the 2025 Indenture, the “Indentures”). The total net proceeds from the debt offering, after deducting initial purchasers’ discounts and debt issuance costs of $12.0 million, paid or payable by the Company, were $390.8 million.
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
•During the five business day period after any ten consecutive trading day period (the measurement period) in which the “trading price” (as defined in the relevant Indenture) per $1,000 principal amount of such Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the relevant conversion rate on each such trading day;
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

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
The Company may not redeem the 2025 Notes prior to July 6, 2023 or the 2028 Notes prior to October 20, 2026. The Company may redeem for cash all or any portion of the Notes, at its option, with respect to the 2025 Notes, on a redemption date occurring on or after July 6, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date of the 2025 Notes, or with respect to the 2028 Notes, on a redemption date occurring on or after October 20, 2026 and prior to the 61st scheduled trading day immediately preceding the maturity date of the 2028 Notes, if the last reported sale price of the common stock has been at least 130% of the relevant conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes or the 2028 Notes.
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
Accounting for the Notes
The Company early adopted ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” as of February 1, 2021 using the modified retrospective approach. As a result, the Notes are accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The Notes are classified as long-term liabilities as of January 31, 2024. Issuance costs are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 2.13% for the 2028 Notes and 1.91% for the 2025 Notes.
The net carrying amount of the Notes as of January 31, 2024 and 2023 was as follows:

	As of January 31, 2024			As of January 31, 2023
	(in thousands)
	2025 Notes	2028 Notes	Total	2025 Notes
Principal	$57,500	$402,500	$460,000	$287,500
Less: unamortized issuance costs	(597)	(11,373)	(11,970)	(4,592)
Net carrying amount	$56,903	$391,127	$448,030	$282,908
Interest expense recognized related to the Notes during the year ended January 31, 2024, 2023, and 2022 is as follows:

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Contractual interest expense	$4,422	$3,594	$3,594
Amortization of debt issuance costs	2,078	1,839	1,804
Total interest expense related to the Notes	$6,500	$5,433	$5,398
Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Calls”) with certain financial institution counterparties and in connection with the offering of the 2028 Notes, the Company entered into separate privately negotiated capped call transactions (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2025 Notes or the 2028 Notes, as applicable, with such reduction or offset, as the case may be, subject to a cap based on the cap price of such Capped Calls. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35.7 million incurred to purchase the 2025 Capped Calls and the cost of $55.1 million incurred to purchase the 2028 Capped Calls were each recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
The 2025 Capped Calls each have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of our common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2025 Capped Calls remain outstanding.
The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes. The 2028 Capped Calls have an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of our common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

10. Commitments and Contingencies
Contractual Commitments
The Company’s contractual obligations are as follows for the years ending January 31:

	Purchase Commitments(1)	Senior Convertible Notes(2)	Total
Year ending January 31,
2025	$34,697	$6,643	$41,340
2026	2,499	63,820	66,319
2027	1,556	6,021	7,577
2028	790	6,021	6,811
2029	264	407,011	407,275
Thereafter	—	—	—
Total	$39,806	$489,516	$529,322
(1) Primarily relates to contractual third-party services.
(2) Includes principal and interest payments. For more information regarding the Company’s convertible senior notes, refer to Note 9, “Debt and Financing Arrangements”.
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

11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Deferred revenue, beginning of period	$209,051	$170,224	$129,972
Billings	448,715	408,764	321,648
Deferred revenue assumed in business combinations	1,094	856	—
Revenue recognized	(430,699)	(370,793)	(281,396)
Deferred revenue, end of period	$228,161	$209,051	$170,224
Approximately 48%, 44%, and 44% of total revenue recognized in the fiscal years ended January 31, 2024, 2023, and 2022 was from the deferred revenue balance as of January 31, 2023, 2022 and 2021, respectively.
As of January 31, 2024, future estimated revenue related to performance obligations for cloud-hosted and term-license software subscriptions with original expected terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting periods was approximately $247.0 million. The Company expects to satisfy the substantial majority of these unsatisfied performance obligations over the next 24 months and the remainder thereafter. The Company applied the optional exemption for subscriptions with original expected terms of less than one year.
12. Common Stock and Stockholders’ Equity
Common Stock Repurchase
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. The cost of repurchased shares are recorded as Treasury Stock in the consolidated balance sheets.
Equity Incentive Plan
The Company has the 2019 Equity Incentive Plan (the “2019 Plan”). As of January 31, 2024 and January 31, 2023, respectively, the Company was authorized to grant up to 31,519,553 shares and 28,881,327 shares of common stock under the 2019 Plan. The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of January 31, 2024 and January 31, 2023, there were 17,178,454 shares and 13,581,239 shares available for future issuance under the 2019 Plan, respectively.
Shares of common stock reserved for future issuance are as follows:

January 31, 2024
Outstanding stock options and unvested RSUs and PSUs	13,362,015
Available for future stock option, RSU, and PSU grants	17,178,454
Available for ESPP	3,346,858
Total common stock reserved at January 31, 2024	33,887,327

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2023	6,150,981	$10.61	5.3	$117,986
Granted	61,719	$13.00
Exercised	(1,160,809)	$8.13
Canceled	(176,866)	$36.41
Outstanding at January 31, 2024	4,875,025	$10.29	4.4	$68,151
Vested as of January 31, 2024	4,693,573	$9.73	4.3	$67,142
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant. The Company accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of employee stock option grants made during the periods:

	Year Ended January 31,
	2024	2023	2022
Expected dividend yield	—	—	—
Expected volatility	55.0%	47.1%	43.8% - 46.9%
Expected term (years)	5.2	6.1	6.1
Risk-free interest rate	4.50% - 4.60%	2.50%	1.04% - 1.35%
Stock options granted during the fiscal years ended January 31, 2024, 2023, and 2022 had a weighted average grant date fair value of $13.00, $16.46, and $18.26 per share, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2024, 2023, and 2022 was $22.7 million, $50.8 million, and $91.0 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of January 31, 2024, there was approximately $2.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	8,012,482	$32.55
Granted	4,645,217	$30.21
Vested	(2,170,707)	$32.12
Forfeited or canceled	(3,074,936)	$33.24
Outstanding at January 31, 2024	7,412,056	$31.08

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of January 31, 2024, there was $214.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years based on vesting under the award service conditions.
Performance Stock Units
The Company grants PSUs to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of market and/or performance conditions at the end of the stated performance period.
The Company grants shares of PSUs to certain employees of the Company, which are to vest based on the level of achievement of a Company target related to PagerDuty’s operating plan and the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s common stock that will vest based on the performance and market conditions can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.
In the three months ended April 30, 2023, the Compensation Committee of the Board certified the results of PagerDuty’s operating plan for the fiscal year ended January 31, 2023. Based on the results, the PSUs granted in April 2022 (“2022 PSU Awards”) were cancelled as the target was not met.
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2023	825,058	$33.27
Granted(1)	594,290	$34.98
Vested	(21,849)	$41.17
Forfeited or canceled	(156,524)	$35.84
Performance adjustment for 2022 PSU Awards	(698,983)	$29.22
Outstanding at January 31, 2024	541,992	$35.08
(1)This amount represents awards granted at 100% attainment.
During the year ended January 31, 2024, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
As of January 31, 2024, total unrecognized stock-based compensation cost related to PSUs was $4.9 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.
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

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the periods:

Year Ended January 31,
	2024	2023	2022
Expected dividend yield	—	—	—
Expected volatility	35.8% - 60.1%	44.1% - 65.6%	41.2% - 53.9%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.69% - 5.29%	0.11% - 4.62%	0.05% - 1.64%
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company recognized $6.0 million, $4.9 million, and $4.7 million of stock-based compensation expense related to the ESPP, respectively, and withheld $10.2 million, $10.0 million, and $9.7 million in contributions from employees, respectively. In the fiscal year ended January 31, 2024, 536,151 shares of common stock were issued at a weighted average purchase price of $19.20 per share. In the fiscal year ended January 31, 2023, 495,432 shares of common stock were issued at a weighted average purchase price of $19.93 per share. In the fiscal year ended January 31, 2022, 345,051 shares of common stock were issued at a weighted average purchase price of $22.44 per share.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$7,586	$6,827	$3,751
Research and development	44,800	39,012	23,764
Sales and marketing	30,345	29,804	19,012
General and administrative	44,421	34,264	23,506
Total	$127,152	$109,907	$70,033

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

13. Net Loss per Share
Net loss used for the purpose of determining basic and diluted net loss per share is determined by taking net loss attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders:

	Year Ended January 31,
	2024	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc.	$(75,189)	$(128,423)	$(107,455)
Adjustment attributable to redeemable non-controlling interest	6,568	—	—
Net loss attributable to PagerDuty, Inc. common stockholders	(81,757)	(128,423)	(107,455)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	92,341	88,721	84,514
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.89)	$(1.45)	$(1.27)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2024	2023	2022
	(in thousands)
Shares subject to outstanding common stock awards	12,829	14,989	14,522
Shares issuable pursuant to the 2019 ESPP	105	106	71
Restricted stock issued to acquire key personnel	25	63	122

Additionally, as of January 31, 2023 and 2022, using the conversion rate of 24.95 shares of common stock per $1,000 principal amount of the 2025 Notes, the potentially dilutive shares that were not included in the diluted per share calculations was 7.2 million for both periods.
In October 2023, the Company provided written notice to the trustee and the note holders of the 2025 Notes that it had irrevocably elected to settle the principal amount of its convertible senior notes in cash and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. As described in Note 9, “Debt and Financing Arrangements,” upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of January 31, 2024, the conversion options of the Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

14. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Domestic	$(75,375)	$(130,971)	$(111,426)
Foreign	(2,004)	907	4,506
Loss before provision (benefit from) for income taxes	$(77,379)	$(130,064)	$(106,920)

The components of the provision (benefit from) for income tax are as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Current
Federal	$—	$—	$—
State	117	—	—
Foreign	466	267	181
Total current tax expense	$583	$267	$181
Deferred
Federal	$(97)	$(794)	$—
State	(39)	(536)	—
Foreign	(459)	224	354
Total deferred tax expense (benefit)	$(595)	$(1,106)	$354
Provision (benefit from) for income taxes	$(12)	$(839)	$535

A reconciliation of the Company’s recorded provision (benefit from) for income tax to the amount of taxes computed at the U.S. statutory rate is as follows:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Income taxes computed at U.S. federal statutory rate	$(16,249)	$(27,313)	$(22,453)
State taxes, net of federal benefit	(2,029)	(5,044)	(8,652)
Stock-based compensation	8,695	554	(15,423)
Foreign rate differential	428	300	(411)
Tax credits, net of FIN48 reserves	(1,956)	(1,789)	(1,426)
Change in valuation allowance	10,169	31,350	48,364
Other	930	1,103	536
(Benefit from) provision for income taxes	$(12)	$(839)	$535

Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of January 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$122,343	$117,735
Capitalized research and development	34,757	25,568
Allowances and accruals	7,374	10,154
Stock-based compensation	11,096	11,549
Charitable contributions	3,983	3,997
Tax credits	14,704	12,105
Lease liabilities	3,262	4,659
Other	1,311	1,519
Gross deferred tax assets	$198,830	$187,286
Less: valuation allowance	(177,078)	(162,865)
Net deferred tax assets	$21,752	$24,421
Deferred tax liabilities:
Deferred commissions	$(11,565)	$(12,089)
Intangible assets	(11,357)	(11,544)
Lease assets	(958)	(3,497)
Other	(448)	(324)
Gross deferred tax liabilities	$(24,328)	$(27,454)
Net deferred tax liabilities	$(2,576)	$(3,033)
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in the United States and Japan, the Company believes that it is more likely than not that its U.S., federal and state, and Japan deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance on such deferred tax assets. The valuation allowance against its various deferred tax assets increased by $14.2 million and $40.8 million during the fiscal years ended January 31, 2024 and 2023, respectively.
As of January 31, 2024, the Company had federal net operating loss carryforwards in the amount of $458.5 million. Beginning in 2036, $21.3 million of the federal net operating losses will begin to expire. The remaining $437.2 million will carry forward indefinitely. As of January 31, 2024, the Company had state and foreign net operating loss carryforwards in the amount of $30.4 million and $6.7 million, respectively, which begin to expire in 2028 and 2033, respectively. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.
As of January 31, 2024, the Company had federal, California, and Canadian research and development credit carryforwards of $14.1 million, $7.0 million, and $2.2 million, respectively. The federal research and development credits will begin to expire in 2031, the California research and development credits have no expiration, and the Canadian research and development credits will begin to expire in 2042.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$7,723	$6,190	$5,018
Additions related to prior years	110	85	86
Reductions related to prior years	(192)	(18)	(70)
Additions related to current year	1,424	1,304	1,156
Additions related to acquired positions	—	162	—
Balance at end of period	$9,065	$7,723	$6,190

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2017 and onwards. Due to its U.S. federal and state valuation allowance, $0.9 million, $1.0 million, and $1.1 million of unrecognized tax benefits as of January 31, 2024, 2023, and 2022, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2024. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly decrease in the next 12 months.
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
15. Geographic Information
Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Year Ended January 31,
	2024	2023	2022
	(in thousands)
United States	$312,165	$283,266	$212,829
International	118,534	87,527	68,567
Total	$430,699	$370,793	$281,396
Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2024, 2023, or 2022. As of January 31, 2024, 73% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 20% were located in Canada, 4% were located in Portugal, 2% were located in the United Kingdom and 1% were located in Chile. As of January 31, 2023, 88% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 10% were located in Canada, 1% were located in Portugal and 1% were located in the United Kingdom.

PAGERDUTY, INC.
Notes to Consolidated Financial Statements

16. Restructuring Costs
In January 2024, in an effort to rationalize the Company’s real estate footprint, the Atlanta leased office spaces began to be decommissioned in order to be vacated. As a result, the Company recorded a $7.2 million impairment charge in the period, of which $5.3 million related to lease right-of-use-assets and $1.9 million related to leasehold improvements. The impairment charge was recorded in general and administrative expenses on our consolidated statement of operations.
In July 2023, the Company recorded an impairment charge of $1.2 million, of which $0.4 million related to leasehold improvements and $0.8 million related to right of use lease assets and liabilities abandoned in the period as a result of the San Francisco office sublease. The impairment charge was recorded in general and administrative expenses on our consolidated statement of operations.
In January 2023, as part of the Company’s ongoing actions to drive efficient growth and expand operating margins, the Company began implementing changes that included reallocating certain roles and realigning teams to continue to improve operational resiliency and agility. The immediate impact was a 7% reduction in headcount, as some roles are eliminated and new roles created in high-talent, lower-cost geographies. During the fiscal year ended January 31, 2023, the Company incurred costs associated with the restructuring plan of approximately $5.0 million which is primarily comprised of severance payments, employee benefit contributions and other related costs. In connection with this action, the Company recorded the restructuring costs within the cost of sales, research and development, sales and marketing, and general and administrative operating expense line items of its consolidated statements of operations as of January 31, 2023.
The Company incurred immaterial additional personnel costs related to the reduction in headcount during the year ended January 31, 2024. The amounts accrued as of January 31, 2023 and the immaterial additional costs incurred during the year ended January 31, 2024 were paid during the year ended January 31, 2024, with no remaining balances accrued as of January 31, 2024.
17. 401(k) Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company is responsible for the administrative costs of the 401(k) plan, and effective January 1, 2022, the employer matching contribution was two percent (2%) of each participant’s employee contributions of at least 2% of eligible wages during the period. During the fiscal years ended January 31, 2024, 2023, and 2022, the Company recognized expense of $3.6 million, $2.6 million, and $1.3 million, respectively, related to matching contributions.
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

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K, and is incorporated herein by reference.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Jeli, Inc. which are included in the consolidated financial statements of PagerDuty, Inc. and constituted less than 1% of total revenues for the year ended January 31, 2024 and less than 1% of total assets as of January 31, 2024.
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
Changes in Internal Controls Over Financial Reporting
 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2024.

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

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.3	Amended and Restated Investors’ Rights Agreement, dated August 24, 2018, by and among PagerDuty, Inc. and certain of its stockholders	S-1	333-230323	4.2	March 15, 2019
4.4	Indenture, dated as of June 25, 2020, between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.5	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38856	4.2	June 25, 2020
4.6	Indenture, dated as of October 13, 2023, by and between PagerDuty, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38856	4.1	October 13, 2023
4.7	Form of Global Note, representing PagerDuty, Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38856	4.2	October 13, 2023
10.1†	PagerDuty, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-K	001-38856	10.1	March 17, 2022
10.2†	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3†	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4†	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 4, 2021
10.5†	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.6†	Amended and Restated Offer Letter, as amended, by and between PagerDuty, Inc. and Jennifer G. Tejada	10-K	001-38856	10.5	March 19, 2021
10.7†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.8†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Stacey A. Giamalis	S-1/A	333-230323	10.7	April 1, 2019
10.9†	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020

10.10†	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy	10-K	001-38856	10.9	March 19, 2021
10.11†	PagerDuty, Inc. Cash Incentive Bonus Plan, as amended	10-K	001-38856	10.11	March 17, 2022
10.12	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
10.13	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020
10.14	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended	S-1	333-230323	10.9	March 15, 2019
10.15	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	October 13, 2023
10.16	Second Amended and Restated Offer Letter by and between the Company and Jennifer Tejada.	10-Q	001-38856	10.2	December 1, 2023
10.17†	Amended and Restated Executive Severance and Change in Control Policy	10-Q	001-38856	10.3	December 1, 2023
10.18†	PagerDuty, Inc. Incentive Compensation Recoupment Policy			Filed herewith
21.1	List of subsidiaries of PagerDuty, Inc.			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (included on signature page)			Filed herewith
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

PAGERDUTY, INC.

Date: March 15, 2024	By:	/s/ Jennifer G. Tejada
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

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Jennifer G. Tejada

/s/ Owen Howard Wilson	Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Owen Howard Wilson

/s/ Mitra Rezvan	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 15, 2024
Mitra Rezvan

/s/ Teresa Carlson	Director	March 15, 2024
Teresa Carlson

/s/ Sameer Dholakia	Director	March 15, 2024
Sameer Dholakia

/s/ Elena Gomez	Director	March 15, 2024
Elena Gomez

/s/ William Losch	Director	March 15, 2024
William Losch

/s/ Rathi Murthy	Director	March 15, 2024
Rathi Murthy

/s/ Zachary Nelson	Director	March 15, 2024
Zachary Nelson

/s/ Alex Solomon	Director	March 15, 2024
Alex Solomon

/s/ Bonita Stewart	Director	March 15, 2024
Bonita Stewart