Form 10-K/A
period 2024-01-31
PagerDuty, Inc.
filed 2024-03-18
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K/A
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
EXPLANATORY NOTE
PagerDuty, Inc. is filing this Form 10-K/A to correct typographical errors in Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm included in the Form 10-K for the fiscal year ended January 31, 2024, which was filed with the Securities and Exchange Commission on March 15, 2024 (the “Original Form 10-K”). Except as described above, all other information in the Original Form 10-K remains unchanged. Throughout this Form 10-K/A, references to “Form 10-K” means this Form 10-K/A.

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
Item 8. Financial Statements and Supplementary Data
PAGERDUTY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of PagerDuty, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2024 expressed an unqualified opinion thereon.
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
March 15, 2024

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
March 15, 2024

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

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.3	Amended and Restated Investors’ Rights Agreement, dated August 24, 2018, by and among PagerDuty, Inc. and certain of its stockholders	S-1	333-230323	4.2	March 15, 2019
4.4	Indenture, dated as of June 25, 2020, between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.5	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38856	4.2	June 25, 2020
4.6	Indenture, dated as of October 13, 2023, by and between PagerDuty, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38856	4.1	October 13, 2023
4.7	Form of Global Note, representing PagerDuty, Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38856	4.2	October 13, 2023
10.1†	PagerDuty, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-K	001-38856	10.1	March 17, 2022
10.2†	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3†	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4†	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 4, 2021
10.5†	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.6†	Amended and Restated Offer Letter, as amended, by and between PagerDuty, Inc. and Jennifer G. Tejada	10-K	001-38856	10.5	March 19, 2021
10.7†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.8†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Stacey A. Giamalis	S-1/A	333-230323	10.7	April 1, 2019
10.9†	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020

10.10†	PagerDuty, Inc. Amended and Restated Executive Severance and Change in Control Policy	10-K	001-38856	10.9	March 19, 2021
10.11†	PagerDuty, Inc. Cash Incentive Bonus Plan, as amended	10-K	001-38856	10.11	March 17, 2022
10.12	PagerDuty, Inc. Non-Employee Director Compensation Policy	S-1/A	333-230323	10.11	March 21, 2019
10.13	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020
10.14	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended	S-1	333-230323	10.9	March 15, 2019
10.15	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	October 13, 2023
10.16	Second Amended and Restated Offer Letter by and between the Company and Jennifer Tejada.	10-Q	001-38856	10.2	December 1, 2023
10.17†	Amended and Restated Executive Severance and Change in Control Policy	10-Q	001-38856	10.3	December 1, 2023
10.18†	PagerDuty, Inc. Incentive Compensation Recoupment Policy			Filed herewith
21.1	List of subsidiaries of PagerDuty, Inc.	10K	001-38856	21.1	March 15, 2024
23.1	Consent of Independent Registered Public Accounting Firm	10K	001-38856	23.1	March 15, 2024
24.1	Power of Attorney (included on signature page)	10K	001-38856	24.1	March 15, 2024
24.2	Signature page			Filed herewith
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

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Jennifer G. Tejada

/s/ Owen Howard Wilson	Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Owen Howard Wilson

/s/ Mitra Rezvan	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 15, 2024
Mitra Rezvan

*	Director	March 15, 2024
Teresa Carlson

*	Director	March 15, 2024
Sameer Dholakia

*	Director	March 15, 2024
Elena Gomez

*	Director	March 15, 2024
William Losch

*	Director	March 15, 2024
Rathi Murthy

*	Director	March 15, 2024
Zachary Nelson

*	Director	March 15, 2024
Alex Solomon

*	Director	March 15, 2024
Bonita Stewart

*By:	/s/ Owen Howard Wilson
Owen Howard Wilson, Attorney in Fact