Form 10-Q
period 2024-04-30
PagerDuty, Inc.
filed 2024-05-31
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The total number of shares of common stock outstanding as of May 29, 2024, was 95,600,016.

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
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:
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
Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including, but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended January 31, 2024, filed with the SEC on March 18, 2024 (“Annual Report”). Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PAGERDUTY, INC.
Condensed Consolidated Balance Sheets
(in thousands) (unaudited)

	As of April 30, 2024	As of January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$382,541	$363,011
Investments	210,242	208,178
Accounts receivable, net of allowance for credit losses of $1,142 and $1,382 as of April 30, 2024 and January 31, 2024, respectively	77,536	100,413
Deferred contract costs, current	19,612	19,502
Prepaid expenses and other current assets	17,045	12,094
Total current assets	706,976	703,198
Property and equipment, net	17,400	17,632
Deferred contract costs, non-current	24,532	25,118
Lease right-of-use assets	2,943	3,789
Goodwill	137,401	137,401
Intangible assets, net	29,467	32,616
Other assets	5,324	5,552
Total assets	$924,043	$925,306
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,558	$6,242
Accrued expenses and other current liabilities	12,893	15,472
Accrued compensation	28,609	30,239
Deferred revenue, current	219,571	223,522
Lease liabilities, current	5,498	6,180
Total current liabilities	273,129	281,655
Convertible senior notes, net	448,667	448,030
Deferred revenue, non-current	4,022	4,639
Lease liabilities, non-current	5,979	6,809
Other liabilities	4,209	5,280
Total liabilities	736,006	746,413
Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	14,004	7,293
Stockholders’ equity:
Common stock	—	—
Additional paid-in capital	794,842	774,768
Accumulated other comprehensive loss	(1,235)	(733)
Accumulated deficit	(569,574)	(552,435)
Treasury stock	(50,000)	(50,000)
Total stockholders’ equity	174,033	171,600
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$924,043	$925,306
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue	$111,172	$103,246
Cost of revenue	19,343	17,936
Gross profit	91,829	85,310
Operating expenses:
Research and development	37,523	33,508
Sales and marketing	48,499	43,801
General and administrative	27,540	23,801
Total operating expenses	113,562	101,110
Loss from operations	(21,733)	(15,800)
Interest income	6,980	4,203
Interest expense	(2,148)	(1,334)
Other expense, net	(251)	(13)
Loss before (provision for) benefit from income taxes	(17,152)	(12,944)
(Provision for) benefit from income taxes	(193)	106
Net loss	$(17,345)	$(12,838)
Net loss attributable to redeemable non-controlling interest	(206)	(620)
Net loss attributable to PagerDuty, Inc.	$(17,139)	$(12,218)
Adjustment attributable to redeemable non-controlling interest	6,917	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(24,056)	$(12,218)
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.26)	$(0.13)
Weighted average shares used in calculating net loss per share, basic and diluted	92,876	91,522
See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(17,345)	$(12,838)
Unrealized (loss) gain on investments	(564)	380
Foreign currency translation adjustments	62	(66)
Total comprehensive loss	$(17,847)	$(12,524)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(206)	(620)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	—	4
Comprehensive loss attributable to redeemable non-controlling interest	(206)	(616)
Comprehensive loss attributable to PagerDuty, Inc.	$(17,641)	$(11,908)

PAGERDUTY, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	41,875	—	291	—	—	—	—	291
Vesting of restricted stock units, net of employee payroll taxes	489,663	—	(6,552)	—	—	—	—	(6,552)
Other comprehensive loss	—	—	—	(502)	—	—	—	(502)
Stock-based compensation	—	—	33,252	—	—	—	—	33,252
Adjustment to redeemable non-controlling interest	—	—	(6,917)	—	—	—	—	(6,917)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(17,139)	—	—	(17,139)
Balances as of April 30, 2024	95,599,725	$—	$794,842	$(1,235)	$(569,574)	(2,331,002)	$(50,000)	$174,033

	Three Months Ended April 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	—	$—	$240,978
Issuance of common stock upon exercise of stock options	519,852	—	4,332	—	—	—	—	4,332
Vesting of restricted stock units, net of employee payroll taxes	396,019	—	(8,820)	—	—	—	—	(8,820)
Other comprehensive income	—	—	—	314	—	—	—	314
Stock-based compensation	—	—	27,890	—	—	—	—	27,890
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(12,218)	—	—	(12,218)
Balances as of April 30, 2023	92,094,542	$—	$743,218	$(1,278)	$(489,464)	—	$—	$252,476

See Notes to Condensed Consolidated Financial Statements

PAGERDUTY, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss attributable to PagerDuty, Inc. common stockholders	$(24,056)	$(12,218)
Net loss and adjustment attributable to redeemable non-controlling interest (Note 3)	6,711	(620)
Net loss	(17,345)	(12,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,292	4,725
Amortization of deferred contract costs	5,279	4,990
Amortization of debt issuance costs	608	455
Stock-based compensation	32,940	27,545
Non-cash lease expense	846	1,176
Other	(1,302)	(852)
Changes in operating assets and liabilities:
Accounts receivable	22,716	30,003
Deferred contract costs	(4,805)	(3,372)
Prepaid expenses and other assets	(4,813)	(2,207)
Accounts payable	268	(1,206)
Accrued expenses and other liabilities	(3,435)	(244)
Accrued compensation	(1,667)	(17,286)
Deferred revenue	(4,423)	(7,246)
Lease liabilities	(1,512)	(1,491)
Net cash provided by operating activities	28,647	22,152
Cash flows from investing activities
Purchases of property and equipment	(457)	(235)
Capitalized internal-use software costs	(1,092)	(1,072)
Purchases of available-for-sale investments	(50,065)	(39,085)
Proceeds from maturities of available-for-sale investments	46,556	48,955
Proceeds from sales of available-for-sale investments	2,237	—
Net cash (used in) provided by investing activities	(2,821)	8,563
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	291	4,751
Employee payroll taxes paid related to net share settlement of restricted stock units	(6,552)	(8,820)
Net cash used in financing activities	(6,261)	(4,069)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(115)	(60)
Net increase in cash, cash equivalents, and restricted cash	19,450	26,586
Cash, cash equivalents, and restricted cash at beginning of period	366,667	274,019
Cash, cash equivalents, and restricted cash at end of period	$386,117	$300,605
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$382,541	$300,605
Restricted cash in other long-term assets	3,576	—
Total cash, cash equivalents and restricted cash	$386,117	$300,605

Supplemental cash flow data:
Cash paid for income taxes	$31	$78
Cash paid for interest	$3,069	$—
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$320	$199
Stock-based compensation capitalized in internal use software	$312	$345
Unpaid bonus capitalized in internal use software	$56	$69

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2024, included in the Annual Report.
The condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, stockholders’ equity, and cash flows. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full year ending January 31, 2025 or for any other interim period, or for any future year.
The Company’s fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ending January 31, 2025.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated statements of operations to conform to the current period presentation. The Company has reclassified a portion of other income to the interest income line item on the accompanying condensed consolidated statements of operations. These reclassifications had no effect on the reported results of operations.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, the determination of the fair value of acquired assets and assumed liabilities, stock-based compensation, redemption value of redeemable non-controlling interests, and estimates related to the Company’s revenue recognition, such as the assessment of performance obligations in the Company’s revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
No single customer accounted for more than 10% of the total accounts receivable balance as of April 30, 2024 or January 31, 2024. No single customer represented 10% or more of revenue for the three months ended April 30, 2024 or 2023.
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
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $4.0 million and $3.8 million to entities associated with related parties in the three months ended April 30, 2024 and 2023, respectively. The Company recognized $4.0 million and $3.2 million in accounts receivable associated with related parties as of April 30, 2024 and 2023, respectively. Other related party transactions were not material for the three months ended April 30, 2024 and 2023.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as compared to those described in the Annual Report.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of April 30, 2024 and January 31, 2024, the Company had restricted cash of $3.6 million and $3.7 million, respectively, all of which was classified as non-current.
Recent Accounting Pronouncements Not Yet Adopted
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

3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.
The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either (i) at the option of the non-controlling interest holders or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its redemption value, which is determined based on a prescribed formula derived from multiple metrics including the annual recurring revenue of PagerDuty K.K. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity.
The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated below:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$7,293	$1,108
Net loss attributable to redeemable non-controlling interest	(206)	(620)
Adjustments to redeemable non-controlling interest	6,917	—
Foreign currency translation adjustments	—	4
Balance at end of period	$14,004	$492

4. Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following:

	As of April 30, 2024	As of January 31, 2024
	(in thousands)
Cash and cash equivalents
Cash	$50,282	$55,736
Money market funds	325,781	305,283
Commercial paper	5,480	994
U.S. Treasury securities	998	998
Total cash and cash equivalents	$382,541	$363,011
Available-for-sale investments:
U.S. Treasury securities	$56,683	$50,036
Commercial paper	17,102	2,886
Corporate debt securities	108,484	131,259
U.S. Government agency securities	27,973	23,997
Total available-for-sale investments	$210,242	$208,178
The following tables summarize the Company’s investments’ adjusted cost, net unrealized gains (losses), and fair value by significant investment category as of April 30, 2024 and January 31, 2024. Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2024 and 2023.

	As of April 30, 2024
	Cost Basis	Unrealized Loss, Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$56,750	$(67)	$56,683
Commercial paper	17,128	(26)	17,102
Corporate debt securities	108,958	(474)	108,484
U.S. Government agency securities	28,069	(96)	27,973
Total available-for-sale investments	$210,905	$(663)	$210,242

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of January 31, 2024
	Cost Basis	Unrealized Gain (Loss), Net	Estimated Fair Value
	(in thousands)
Available-for-sale investments:
U.S. Treasury securities	$50,012	$24	$50,036
Commercial paper	2,887	(1)	2,886
Corporate debt securities	131,395	(136)	131,259
U.S. Government agency securities	23,983	14	23,997
Total available-for-sale investments	$208,277	$(99)	$208,178
The following tables present the Company’s available-for-sale securities by contractual maturity date as of April 30, 2024 and January 31, 2024:

	As of April 30, 2024
	Cost Basis	Fair Value
	(in thousands)
Due within one year	$168,837	$168,389
Due between one to five years	42,068	41,853
Total	$210,905	$210,242

	As of January 31, 2024
	Cost Basis	Fair Value
	(in thousands)
Due within one year	$155,423	$155,158
Due between one to five years	52,854	53,020
Total	$208,277	$208,178
As of April 30, 2024, there were 109 securities in an unrealized loss position with an aggregate fair value of $204.8 million, of which 30 were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 30 securities was $0.1 million. As of January 31, 2024, there were 70 securities in an unrealized loss position with an aggregate fair value of $108.7 million, 33 of which were in a continuous unrealized loss position for more than 12 months. The unrealized loss related to the 33 securities was $0.2 million.
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories:

	As of April 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$325,781	$—	$—	$325,781
U.S. Treasury securities	—	57,681	—	57,681
Commercial paper	—	22,582	—	22,582
Corporate debt securities	—	108,484	—	108,484
U.S. Government agency securities	—	27,973	—	27,973
Total	$325,781	$216,720	$—	$542,501
Included in cash equivalents				$332,259
Included in investments				$210,242

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Money market funds	$305,283	$—	$—	$305,283
U.S. Treasury securities	—	51,034	—	51,034
Commercial paper	—	3,880	—	3,880
Corporate debt securities	—	131,259	—	131,259
U.S. Government agency securities	—	23,997	—	23,997
Total	$305,283	$210,170	$—	$515,453
Included in cash equivalents				$307,275
Included in investments				$208,178
The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2024 and January 31, 2024, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Convertible Senior Notes
As of April 30, 2024, the estimated fair value of the Company’s outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $54.4 million and the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”) was approximately $402.3 million. The fair values were determined based on the quoted price for the Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

6. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	As of April 30, 2024	As of January 31, 2024
	(in thousands)
Leasehold improvements	$6,810	$11,334
Computers and equipment	9,420	9,135
Furniture and fixtures	3,911	3,989
Capitalized internal-use software	19,718	18,257
Gross property and equipment (1)	39,859	42,715
Accumulated depreciation and amortization	(22,459)	(25,083)
Property and equipment, net	$17,400	$17,632
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $3.8 million and $4.2 million that had not yet been placed in service as of April 30, 2024 and January 31, 2024, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
Depreciation and amortization expense was $2.0 million and $1.8 million for the three months ended April 30, 2024 and 2023, respectively.
7. Deferred Contract Costs
Deferred contract costs, which primarily consist of deferred sales commissions, were $44.1 million and $44.6 million as of April 30, 2024 and January 31, 2024, respectively. Amortization expense for deferred contract costs was $5.3 million and $5.0 million for the three months ended April 30, 2024 and 2023, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Leases with a term of one year or less are not recognized on our condensed consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
In June 2023, the Company entered into a sublease for a portion of the San Francisco office location. The sublease has a remaining lease term of less than one year from the sublease inception date. Sublease income, which is recorded as a reduction of rent expense, was not material for the three months ended April 30, 2024.
The following table presents information about leases on the condensed consolidated balance sheet.

	As of April 30, 2024	As of January 31, 2024
	(in thousands)
Assets
Lease right-of-use assets	$2,943	$3,789
Liabilities
Lease liabilities	5,498	6,180
Lease liabilities, non-current	5,979	6,809
As of April 30, 2024, the weighted average remaining lease term was 3.1 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.8%.
The following table presents information about leases on the condensed consolidated statement of operations.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Operating lease expense	$829	$1,358
Short-term lease expense	394	571
Variable lease expense	210	355

The following table presents supplemental cash flow information about the Company’s leases.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,628	$1,657
There were no impairment charges recorded in the three months ended April 30, 2024 or 2023.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Debt and Financing Arrangements
2025 Convertible Senior Notes
In June 2020, the Company issued an aggregate principal amount of $287.5 million of 2025 Notes in a private offering pursuant to an Indenture dated June 25, 2020 (the “2025 Indenture”).
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
2028 Convertible Senior Notes
In October 2023, the Company issued an aggregate principal amount of $402.5 million of 2028 Notes in a private offering pursuant to an Indenture dated October 13, 2023 (the “2028 Indenture” and, together with the 2025 Indenture, the “Indentures”). The total net proceeds from the debt offering, after deducting initial purchasers’ discounts and debt issuance costs of $12.0 million, paid or payable by the Company were $390.8 million.
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
Additional Terms of the Notes
Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on April 1, 2025, with respect to the 2025 Notes, or June 15, 2028, with respect to the 2028 Notes, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ended October 31, 2020, with respect to the 2025 Notes, or the fiscal quarter ended January 31, 2024, with respect to the 2028 Notes (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the relevant conversion price on each applicable trading day;
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

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company may not redeem the 2028 Notes prior to October 20, 2026. The Company may redeem for cash all or any portion of the Notes, at its option, with respect to the 2025 Notes, on a redemption date occurring on or after July 6, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date of the 2025 Notes, or with respect to the 2028 Notes, on a redemption date occurring on or after October 20, 2026 and prior to the 61st scheduled trading day immediately preceding the maturity date of the 2028 Notes, if the last reported sale price of the common stock has been at least 130% of the relevant conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes or the 2028 Notes.
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
Accounting for the Notes
The Company early adopted ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” as of February 1, 2021 using the modified retrospective approach. As a result, the Notes are accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. The Notes are classified as long-term liabilities as of April 30, 2024. Issuance costs are being amortized to interest expense over the contractual term of the Notes at an effective interest rate of 2.13% for the 2028 Notes and 1.91% for the 2025 Notes.
The net carrying amount of the Notes as of April 30, 2024 and as of January 31, 2024 was as follows:

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2024
	(in thousands)
	2025 Notes	2028 Notes	Total
Principal	$57,500	$402,500	$460,000
Less: unamortized issuance costs	(464)	(10,869)	(11,333)
Net carrying amount	$57,036	$391,631	$448,667

	As of January 31, 2024
	(in thousands)
	2025 Notes	2028 Notes	Total
Principal	$57,500	$402,500	$460,000
Less: unamortized issuance costs	(597)	(11,373)	(11,970)
Net carrying amount	$56,903	$391,127	$448,030
Interest expense recognized related to the Notes during the three months ended April 30, 2024 and 2023 is as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Contractual interest expense	$1,540	$879
Amortization of debt issuance costs	608	455
Total interest expense related to the Notes	$2,148	$1,334
Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Calls”) with certain financial institution counterparties and in connection with the offering of the 2028 Notes, the Company entered into separate privately negotiated capped call transactions (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2025 Notes or the 2028 Notes, as applicable, with such reduction or offset, as the case may be, subject to a cap based on the cap price of such Capped Calls. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35.7 million incurred to purchase the 2025 Capped Calls and the cost of $55.1 million incurred to purchase the 2028 Capped Calls were each recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
The 2025 Capped Calls each have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls have an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of our common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2025 Capped Calls remain outstanding as of April 30, 2024.

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
11. Deferred Revenue and Performance Obligations
The following table presents the changes to the Company’s deferred revenue:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Deferred revenue, beginning of period	$228,161	$209,051
Billings	106,604	96,000
Revenue recognized	(111,172)	(103,246)
Deferred revenue, end of period	$223,593	$201,805
For the three months ended April 30, 2024 and 2023, the majority of revenue recognized was from the deferred revenue balances at the beginning of each quarter.
Transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Beginning in the first quarter of fiscal 2025, the Company now includes contracts with an original term of less than 12 months in this disclosure which comprised $135.0 million of remaining non-cancelable performance obligations as of April 30, 2024.
As of April 30, 2024, total remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $388.0 million. Of this amount, the Company expects to recognize revenue of approximately $273.4 million, or 70%, over the next 12 months with the balance to be recognized as revenue thereafter.

12. Common Stock and Stockholders’ Equity
Common Stock Repurchase
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. The cost of repurchased shares is recorded as Treasury Stock in the condensed consolidated balance sheets.
Equity Incentive Plan
The Company has adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of April 30, 2024 and January 31, 2024, the Company was authorized to grant up to 36,092,962 shares and 31,519,553 shares of common stock, respectively, under the 2019 Plan.
The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). As of April 30, 2024 and January 31, 2024, there were 19,846,670 shares and 17,178,454 shares available for future issuance under the 2019 Plan, respectively.
Shares of common stock reserved for future issuance are as follows:

April 30, 2024
Outstanding stock options and unvested RSUs and PSUs	15,595,062
Available for future stock option, RSU, and PSU grants	19,846,670
Available for Employee Stock Purchase Plan (“ESPP”)	4,297,539
Total common stock reserved at April 30, 2024	39,739,271
Stock Option Activity
Stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 31, 2024	4,875,025	$10.29	4.4 years	$68,151
Granted	—	$—
Exercised	(41,875)	$6.94
Canceled	(12,289)	$13.30
Outstanding at April 30, 2024	4,820,861	$10.31	4.1 years	$50,306
Vested as of April 30, 2024	4,718,085	$9.88	4.0 years	$50,064

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
No stock options were granted during the three months ended April 30, 2024 and 2023. The aggregate intrinsic value of stock options exercised during the three months ended April 30, 2024 and 2023 was $0.5 million and $12.1 million, respectively.
The intrinsic value for options exercised is the difference between the market value of the stock and the exercise price of the stock option at the date of exercise.
As of April 30, 2024, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 1.6 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	7,412,056	$31.08
Granted	2,924,763	$21.63
Vested	(783,267)	$30.73
Forfeited or canceled	(342,977)	$29.79
Outstanding at April 30, 2024	9,210,575	$28.17
The fair value of RSUs is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.
As of April 30, 2024, there was $239.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.4 years based on vesting under the award service conditions.
Performance Stock Units
The Company grants PSUs to certain employees of the Company for which the ultimate number of units that will vest are determined based on the achievement of market and/or performance conditions at the end of the stated performance period.
The Company grants PSUs to certain employees of the Company, which are to vest based on the level of achievement of a Company target related to PagerDuty’s operating plan and the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s common stock that will vest based on the performance and market conditions can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.
In the three months ended April 30, 2024, the Compensation Committee of the Board certified the results of PagerDuty’s operating plan and relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index for the fiscal year ended January 31, 2024. Based on the results, the PSUs granted in April 2023 (“2023 PSU Awards”) were cancelled as the target was not met.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	541,992	$35.08
Granted(1)	781,813	$21.62
Vested	(9,050)	$41.17
Forfeited or canceled	(3,280)	$41.88
Performance adjustment for 2023 PSU Awards	(529,662)	$34.98
Outstanding at April 30, 2024	781,813	$28.14
(1)This amount represents awards granted at 100% attainment.
During the three months ended April 30, 2024, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
As of April 30, 2024, total unrecognized stock-based compensation cost related to PSUs was $19.4 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.6 years.
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
During the three months ended April 30, 2024 and 2023, the Company recognized $1.7 million and $1.8 million, respectively, of stock-based compensation expense related to the ESPP.
During the three months ended April 30, 2024 and 2023, the Company withheld $3.1 million and $3.7 million, respectively, in contributions from employees.
During the three months ended April 30, 2024 and 2023, there were no purchases related to the ESPP.
Stock-Based Compensation
Stock-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cost of revenue	$1,756	$1,876
Research and development	11,222	10,101
Sales and marketing	7,947	5,951
General and administrative	12,015	9,617
Total	$32,940	$27,545

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Net Loss per Share
Net loss used for the purpose of determining basic and diluted net loss per share is determined by taking net loss attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.
The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders:

	Three Months Ended April 30,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net loss attributable to PagerDuty, Inc. common stockholders	$(17,139)	$(12,218)
Adjustment attributable to redeemable non-controlling interest	6,917	—
Net loss attributable to PagerDuty, Inc. common stockholders	(24,056)	(12,218)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic and diluted	92,876	91,522
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.26)	$(0.13)

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common stock outstanding would have been anti-dilutive.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2024	2023
	(in thousands)
Shares subject to outstanding common stock awards	14,813	15,674
Restricted stock issued to acquire key personnel	25	63
Shares issuable pursuant to the ESPP	267	295
Additionally, as of April 30, 2023, using the conversion rate of 24.9507 shares of common stock per $1,000 principal amount of notes, the potentially dilutive shares that were not included in the diluted per share calculations related to the 2025 Notes was 7.2 million.
In October 2023, the Company provided written notice to the trustee and the note holders of the 2025 Notes that it had irrevocably elected to settle the principal amount of its convertible senior notes in cash and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. As described in Note 9, “Debt and Financing Arrangements,” upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of April 30, 2024, the conversion options of the 2028 Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

PAGERDUTY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company recorded an income tax provision of $0.2 million and an income tax benefit of $0.1 million for the three months ended April 30, 2024 and 2023, respectively.

15. Geographic Information
Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
United States	$80,792	$74,834
International	30,380	28,412
Total	$111,172	$103,246
Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2024 or 2023.
As of April 30, 2024, 71% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 22% were located in Canada, 5% were located in Portugal, and 2% were located in the United Kingdom.
As of January 31, 2024, 73% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 20% were located in Canada, 4% were located in Portugal, 2% were located in the United Kingdom and 1% were located in Chile.

16. Subsequent Event
On May 30, 2024, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $100.0 million (the “Share Repurchase Program”). Share repurchases under the Share Repurchase Program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The Share Repurchase Program has a term of 24 months and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended January 31, 2024. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions as identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.
Overview
PagerDuty is a global leader in digital operations management, enabling customers to achieve operational efficiency at scale and transform critical work for modern enterprises. The PagerDuty Operations Cloud combines AIOps, Automation, Incident Management and Customer Service Operations into a flexible, resilient and scalable platform to increase innovation velocity, protect revenue, reduce cost, and mitigate the risk of operational failure.
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
We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict or the conflict in Israel and the surrounding areas will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if these conflicts continue or worsen, leading to greater global economic disruptions and uncertainty. Our customers in regions impacted by conflict represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three months ended April 30, 2024 and 2023.
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
Our key metrics include the results of Jeli, Inc. (“Jeli”) to the extent applicable, beginning on the acquisition date of November 15, 2023.
Number of Customers
We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100,000 in annual recurring revenue (“ARR”), are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. We define ARR as the annualized recurring revenue of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue.

	As of April 30,
	2024	2023
Customers	15,120	15,089
Customers greater than $100,000 in ARR	811	764
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

	Last 12 Months Ended April 30,
	2024	2023
Dollar-based net retention rate for all customers	106%	116%
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 that were outstanding in the three months ended April 30, 2023 and partially extinguished in October 2023. Interest expense for the three months ended April 30, 2024 also includes the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency transaction gains and losses.
(Provision for) Benefit from Income Taxes
(Provision for) benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized for all years presented.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Revenue	$111,172	$103,246
Cost of revenue(1)	19,343	17,936
Gross profit	91,829	85,310
Operating expenses:
Research and development(1)	37,523	33,508
Sales and marketing(1)	48,499	43,801
General and administrative(1)	27,540	23,801
Total operating expenses	113,562	101,110
Loss from operations	(21,733)	(15,800)
Interest income	6,980	4,203
Interest expense	(2,148)	(1,334)
Other expense, net	(251)	(13)
Loss before (provision for) benefit from income taxes	(17,152)	(12,944)
(Provision for) benefit from income taxes	(193)	106
Net loss	$(17,345)	$(12,838)
Net loss attributable to redeemable non-controlling interest	(206)	(620)
Net loss attributable to PagerDuty, Inc.	$(17,139)	$(12,218)
Adjustment attributable to redeemable non-controlling interest	6,917	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(24,056)	$(12,218)
______________
(1)    Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Cost of revenue	$1,756	$1,876
Research and development	11,222	10,101
Sales and marketing	7,947	5,951
General and administrative	12,015	9,617
Total	$32,940	$27,545

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	17	17
Gross profit	83%	83%
Operating expenses:
Research and development	34	32
Sales and marketing	44	42
General and administrative	25	23
Total operating expenses	102	98
Loss from operations	(20)	(15)
Interest income	6	4
Interest expense	(2)	(1)
Other expense, net	—	—
Loss before (provision for) benefit from income taxes	(15)	(13)
(Provision for) benefit from income taxes	—	—
Net loss	(16)	(12)
Net loss attributable to redeemable non-controlling interest	—	(1)
Net loss attributable to PagerDuty, Inc.	(15)	(12)
Adjustment attributable to redeemable non-controlling interest	6	—
Net loss attributable to PagerDuty, Inc. common stockholders	(22)%	(12)%
__________
Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Revenue	$111,172	$103,246	$7,926	8%
Revenue increased by $7.9 million, or 8%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase in revenue was primarily attributable to a combination of growth from both new and existing customers. Growth from existing customers was driven by both increases in the number of users and upsell of additional products and services.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Cost of revenue	$19,343	$17,936	$1,407	8%
Gross margin	83%	83%

Cost of revenue increased by $1.4 million, or 8%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, primarily due to an increase of $0.8 million in outside services spend for the customer service team, an increase of $0.7 million in amortization of internally developed software, an increase of $0.3 million in amortization of acquired intangible assets, and an increase of $0.3 million in hosting, software, and telecom costs. This was offset by a decrease of $1.0 million in personnel costs as a result of changes in the components of compensation plans compared to the prior year.
Research and Development

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Research and development	$37,523	$33,508	$4,015	12%
Percentage of revenue	34%	32%
Research and development expenses increased by $4.0 million, or 12%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase was primarily driven by an increase in personnel expenses of $3.5 million as a result of increased headcount and salaries to support our continued investment in our platform and an increase of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs. This was offset by a $0.5 million decrease in outside services spend due to higher leverage of internal resources through hiring.
Sales and Marketing

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Sales and marketing	$48,499	$43,801	$4,698	11%
Percentage of revenue	44%	42%
Sales and marketing expenses increased by $4.7 million, or 11%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily due to an increase of $1.8 million in personnel expenses driven by headcount growth, increased salaries, and amortization of deferred contract costs, an increase of $1.3 million in outside services, an increase of $0.9 million in training and travel-related costs, and an increase of $0.7 million in marketing costs.
General and Administrative

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
General and administrative	$27,540	$23,801	$3,739	16%
Percentage of revenue	25%	23%
General and administrative expenses increased by $3.7 million, or 16%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily due to a $2.8 million increase in personnel expenses driven by headcount growth and increased salaries and a $0.7 million increase in outside services.

Interest Expense

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Interest expense	$2,148	$1,334	$814	61%
Interest expense for the three months ended April 30, 2024 increased by $0.8 million, or 61%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase is primarily due to contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023. The increase was partially offset by a decrease in the amortization of debt issuance costs and interest for the 2025 Notes that were partially extinguished in October 2023 and therefore had less of an impact on the current period.
Interest Income and Other Expense, Net

	Three Months Ended April 30,
	2024	2023	Change	% Change
	(dollars in thousands)
Interest income	$6,980	$4,203	$2,777	66%
Other expense, net	$(251)	$(13)	$(238)	(1,831)%
Interest income increased by $2.8 million and other expense, net increased by $0.2 million for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase in interest income was primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year. The increase in other expense, net was due to changes in foreign currency rates.

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

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Gross profit	$91,829	$85,310
Add:
Stock-based compensation	1,756	1,876
Employer taxes related to employee stock transactions	44	72
Amortization of acquired intangible assets	2,407	2,087
Restructuring costs	—	137
Non-GAAP gross profit	$96,036	$89,482

Gross margin	83%	83%
Non-GAAP gross margin	86%	87%
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as loss from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, restructuring costs, and acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Loss from operations	$(21,733)	$(15,800)
Add:
Stock-based compensation	32,940	27,545
Employer taxes related to employee stock transactions	703	1,197
Amortization of acquired intangible assets	3,148	2,806
Acquisition-related expenses	263	161
Restructuring costs	8	144
Non-GAAP operating income	$15,329	$16,053

Operating margin	(20)%	(15)%
Non-GAAP operating margin	14%	16%
Non-GAAP Net Income Attributable to PagerDuty, Inc. Common Stockholders
We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net loss attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, restructuring costs, adjustment attributable to redeemable non-controlling interest, and income tax adjustments, which are not necessarily reflective of operational performance during a given period.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net loss attributable to PagerDuty, Inc. common stockholders	$(24,056)	$(12,218)
Add (Less):
Stock-based compensation	32,940	27,545
Employer taxes related to employee stock transactions	703	1,197
Amortization of debt issuance costs	608	455
Amortization of acquired intangible assets	3,148	2,806
Acquisition-related expenses	263	161
Restructuring costs	8	144
Adjustment attributable to redeemable non-controlling interest	6,917	—
Income tax effects and adjustments	(4,526)	(792)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$16,005	$19,298
Free Cash Flow
We define free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment and capitalization of internal-use software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment in order to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts and to evaluate the effectiveness of our business strategies. There are a number of limitations related to the use of free cash flow as compared to net cash provided by operating activities, including that free cash flow includes capital expenditures, the benefits of which are realized in periods subsequent to those when expenditures are made.

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$28,647	$22,152
Less:
Purchases of property and equipment	(457)	(235)
Capitalization of internal-use software costs	(1,092)	(1,072)
Free cash flow	$27,098	$20,845
Net cash (used in) provided by investing activities	$(2,821)	$8,563
Net cash used in financing activities	$(6,261)	$(4,069)
Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash and cash equivalents and investments totaling $592.8 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our Notes.

On June 25, 2020, we issued $287.5 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the debt offering, after deducting the initial purchasers’ discounts and debt issuance costs of $9.3 million, and purchases of capped calls of $35.7 million, were $242.5 million.
On October 13, 2023, we issued $402.5 million aggregate principal amount of the 2028 Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the debt offering, after deducting initial purchasers’ discounts and debt issuance costs of $12.0 million, and purchases of the Capped Calls of $55.1 million, were $390.4 million.
In October 2023, we entered into multiple privately negotiated purchase agreements with the holders of our 2025 Notes to repurchase $230.0 million in aggregate principal of the existing notes, resulting in cash payments of $223.7 million. In October 2023, we also repurchased $50.0 million in common stock through open market purchases.
We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances. Our future capital requirements will depend on many factors, including the effects of the worldwide macroeconomic conditions, including but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, volatility in foreign currency exchange rates, our subscription growth rate, subscription renewal activity, including the timing and the amount of cash received from customers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2024, we had deferred revenue of $223.6 million, of which $219.6 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$28,647	$22,152
Net cash (used in) provided by investing activities	$(2,821)	$8,563
Net cash used in financing activities	$(6,261)	$(4,069)
Operating Activities
Our largest source of operating cash is cash collection from sales of our cloud-hosted and term license software subscriptions to our customers. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and hosting and software expenses. In the last several years, we have had periods in which we generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from both private and public sales of equity securities and issuance of debt.
Cash provided by operating activities for the three months ended April 30, 2024 of $28.6 million primarily related to our net loss of $17.3 million, adjusted for non-cash charges and gains of $43.7 million and net cash inflows of $2.3 million due to changes in our operating assets and liabilities. Non-cash charges consisted of stock-based compensation of $32.9 million, amortization of our deferred contract costs of $5.3 million, depreciation and amortization of property and equipment, capitalized implementation costs, and acquired intangible assets of $5.3 million, non-cash lease expense of $0.8 million, and amortization of debt issuance costs of $0.6 million, offset by other net gains of $1.3 million, which consist primarily of accretion on investments. Changes in operating assets and liabilities reflected cash inflows from a $22.7 million decrease in accounts receivable due to timing of cash collections, offset by $4.8 million of additions to deferred contract costs due to commissions paid on new bookings in line with revenue growth, a $4.8 million increase in prepaid expenses and other assets related to timing of payments made in advance for future services, a $4.4 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $3.4 million decrease in accrued expenses, $1.5 million in payments for operating lease liabilities, and a $1.4 million increase in accounts payable and accrued compensation.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2024 of $2.8 million consisted primarily of purchases of available-for-sale investments of $50.1 million, capitalization of internal-use software of $1.1 million, and purchases of property and equipment of $0.5 million primarily for purchases of computers for new employees. This was offset by proceeds from maturities and sales of investments of $48.8 million.
Financing Activities
Cash used in financing activities for the three months ended April 30, 2024 of $6.3 million consisted of $6.6 million in employee payroll taxes paid related to vesting of restricted stock units offset by proceeds of $0.3 million from the exercise of stock options.
Contractual Obligations and Commitments
There were no material changes during the three months ended April 30, 2024 to our contractual obligations and other commitments, as disclosed in our Annual Report.
For further information on our commitments and contingencies, refer to Note 10, “Commitments and Contingencies” in the condensed consolidated financial statements contained within this Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), or condensed consolidated statements of cash flows.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
On April 1, 2024, Elena Gomez, a member of our Board, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on June 13, 2025 and provides for the sale of up to 15,244 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.
On April 9, 2024, Jennifer Tejada, our Chief Executive Officer and a member of our Board, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was set to expire on June 27, 2025 and provided for the following transactions: (i) the exercise of up to 800,000 stock options and the sale of the underlying shares of common stock, subject to the Company’s stock price reaching certain price thresholds; and (ii) the sale of up to 102,509 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.
On April 10, 2024, Owen Howard Wilson, our Chief Financial Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on June 27, 2025 and provides for the following transactions: the sale of up to 241,411 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

Item 6.    Exhibits
The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Incorporated by Exhibit Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.3	Amended and Restated Executive Severance and Change in Control Policy	10-Q	001-38856	10.3	December 1, 2023
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).
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

PAGERDUTY, INC.

Date: May 31, 2024	By:	/s/ Jennifer G. Tejada
Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2024	By:	/s/ Owen Howard Wilson
Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: May 31, 2024	By:	/s/ Mitra Rezvan
Mitra Rezvan
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)