Form 10-Q
period 2024-07-31
PagerDuty, Inc.
filed 2024-09-04
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38856
_________________________
PAGERDUTY, INC.
_________________________
(Exact name of registrant as specified in its charter)

Delaware	27-2793871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Townsend St. , Suite 200 San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)

(844) 800-3889
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000005 per share	PD	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares of common stock outstanding as of August 29, 2024, was 93,058,132.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” “target,” and similar expressions are intended to identify forward-looking statements.

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

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including, but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended January 31, 2024, filed with the SEC on March 18, 2024. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$385,673	$363,011
Investments	213,640	208,178
Accounts receivable, net of allowance for credit losses of $948 and $1,382 as of July 31, 2024 and January 31, 2024, respectively	66,804	100,413
Deferred contract costs, current	19,676	19,502
Prepaid expenses and other current assets	14,683	12,094
Total current assets	700,476	703,198
Property and equipment, net	18,239	17,632
Deferred contract costs, non-current	24,373	25,118
Lease right-of-use assets	3,339	3,789
Goodwill	137,401	137,401
Intangible assets, net	26,530	32,616
Other assets	5,648	5,552
Total assets	$916,006	$925,306

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,940	$6,242
Accrued expenses and other current liabilities	16,104	15,472
Accrued compensation	29,547	30,239
Deferred revenue, current	214,494	223,522
Lease liabilities, current	4,603	6,180
Convertible senior notes, net, current	57,241	—
Total current liabilities	328,929	281,655
Convertible senior notes, net, non-current	392,098	448,030
Deferred revenue, non-current	3,395	4,639
Lease liabilities, non-current	6,622	6,809
Other liabilities	4,216	5,280
Total liabilities	735,260	746,413

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	16,062	7,293

Stockholders' equity
Common stock	—	—
Additional paid-in capital	747,599	774,768
Accumulated other comprehensive loss	(730)	(733)
Accumulated deficit	(580,486)	(552,435)
Treasury stock	(1,699)	(50,000)
Total stockholders’ equity	164,684	171,600
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$916,006	$925,306

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Revenue	$115,935	$107,616	$227,107	$210,862
Cost of revenue	20,080	19,833	39,423	37,769
Gross profit	95,855	87,783	187,684	173,093

Operating expenses:
Research and development	35,088	36,441	72,611	69,949
Sales and marketing	50,966	49,724	99,465	93,525
General and administrative	25,828	27,791	53,368	51,592
Total operating expenses	111,882	113,956	225,444	215,066
Loss from operations	(16,027)	(26,173)	(37,760)	(41,973)

Interest income	7,516	5,011	14,496	9,214
Interest expense	(2,363)	(1,396)	(4,511)	(2,730)
Other income (expense), net	117	(114)	(134)	(127)
Loss before (provision for) benefit from income taxes	(10,757)	(22,672)	(27,909)	(35,616)
(Provision for) benefit from income taxes	(427)	50	(620)	156
Net loss	$(11,184)	$(22,622)	$(28,529)	$(35,460)
Net loss attributable to redeemable non-controlling interest	(272)	(569)	(478)	(1,189)
Net loss attributable to PagerDuty, Inc.	$(10,912)	$(22,053)	$(28,051)	$(34,271)
Less: Adjustment attributable to redeemable non-controlling interest	2,330	1,729	9,247	1,729
Net loss attributable to PagerDuty, Inc. common stockholders	$(13,242)	$(23,782)	$(37,298)	$(36,000)

Weighted average shares used in calculating net loss per share, basic and diluted	93,289	92,542	93,082	92,041
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.14)	$(0.26)	$(0.40)	$(0.39)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Net loss	$(11,184)	$(22,622)	$(28,529)	$(35,460)
Unrealized gain (loss) on investments	505	(312)	(59)	68
Foreign currency translation adjustments	—	(198)	62	(264)
Total comprehensive loss	$(10,679)	$(23,132)	$(28,526)	$(35,656)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(272)	(569)	(478)	(1,189)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	—	(2)	—	2
Comprehensive loss attributable to redeemable non-controlling interest	(272)	(571)	(478)	(1,187)
Comprehensive loss attributable to PagerDuty, Inc.	$(10,407)	$(22,561)	$(28,048)	$(34,469)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended July 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 30, 2024	95,599,725	$—	$794,842	$(1,235)	$(569,574)	(2,331,002)	$(50,000)	$174,033
Issuance of common stock upon exercise of stock options	90,011	—	513	—	—	—	—	513
Vesting of restricted stock units, net of employee payroll taxes	595,985	—	(7,576)	—	—	—	—	(7,576)
Issuance of common stock in connection with the employee stock purchase plan	312,660	—	5,735	—	—	—	—	5,735
Other comprehensive income	—	—	—	505	—	—	—	505
Repurchases of common stock	—	—	—	—	—	(1,313,248)	(28,063)	(28,063)
Retirement of treasury stock	(3,565,486)	—	(76,364)	—	—	3,565,486	76,364	—
Stock-based compensation	—	—	32,779	—	—	—	—	32,779
Adjustment to redeemable non-controlling interest	—	—	(2,330)	—	—	—	—	(2,330)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(10,912)	—	—	(10,912)
Balance as of July 31, 2024	93,032,895	$—	$747,599	$(730)	$(580,486)	(78,764)	$(1,699)	$164,684

	Six months ended July 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	131,886	—	804	—	—	—	—	804
Vesting of restricted stock units, net of employee payroll taxes	1,085,648	—	(14,128)	—	—	—	—	(14,128)
Issuance of common stock in connection with employee stock purchase plan	312,660	—	5,735	—	—	—	—	5,735
Other comprehensive income	—	—	—	3	—	—	—	3
Repurchases of common stock	—	—	—	—	—	(1,313,248)	(28,063)	(28,063)
Retirement of treasury stock	(3,565,486)	—	(76,364)	—	—	3,565,486	76,364	—
Stock-based compensation	—	—	66,031	—	—	—	—	66,031
Adjustment to redeemable non-controlling interest	—	—	(9,247)	—	—	—	—	(9,247)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(28,051)	—	—	(28,051)
Balance as of July 31, 2024	93,032,895	$—	$747,599	$(730)	$(580,486)	(78,764)	$(1,699)	$164,684

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share data)
(unaudited)

	Three months ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	92,094,542	$—	$743,218	$(1,278)	$(489,464)	$252,476
Issuance of common stock upon exercise of stock options	260,690	—	2,649	—	—	2,649
Vesting of restricted stock units, net of employee payroll taxes	568,076	—	(7,166)	—	—	(7,166)
Issuance of common stock in connection with employee stock purchase plan	325,983	—	6,292	—	—	6,292
Other comprehensive loss	—	—	—	(510)	—	(510)
Stock-based compensation	—	—	35,928	—	—	35,928
Adjustment to redeemable non-controlling interest	—	—	(1,729)	—	—	(1,729)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(22,053)	(22,053)
Balance as of July 31, 2023	93,249,291	$—	$779,192	$(1,788)	$(511,517)	$265,887

	Six months ended July 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	$240,978
Issuance of common stock upon exercise of stock options	780,542	—	6,981	—	—	6,981
Vesting of restricted stock units, net of employee payroll taxes	964,095	—	(15,986)	—	—	(15,986)
Issuance of common stock in connection with employee stock purchase plan	325,983	—	6,292	—	—	6,292
Other comprehensive loss	—	—	—	(196)	—	(196)
Stock-based compensation	—	—	63,818	—	—	63,818
Adjustment to redeemable non-controlling interest	—	—	(1,729)	—	—	(1,729)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(34,271)	(34,271)
Balance as of July 31, 2023	93,249,291	$—	$779,192	$(1,788)	$(511,517)	$265,887

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to PagerDuty, Inc. common stockholders	$(37,298)	$(36,000)
Net loss and adjustment attributable to redeemable non-controlling interest	8,769	540
Net loss	(28,529)	(35,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,455	9,991
Amortization of deferred contract costs	10,706	10,163
Amortization of debt issuance costs	1,279	933
Stock-based compensation	65,306	63,082
Non-cash lease expense	1,635	2,319
Other	(2,465)	98
Changes in operating assets and liabilities:
Accounts receivable	33,157	24,404
Deferred contract costs	(10,130)	(6,765)
Prepaid expenses and other assets	(2,862)	(1,385)
Accounts payable	779	(245)
Accrued expenses and other liabilities	(829)	(15)
Accrued compensation	(821)	(18,792)
Deferred revenue	(10,316)	(12,428)
Lease liabilities	(2,949)	(2,998)
Net cash provided by operating activities	64,416	32,902
Cash flows from investing activities:
Purchases of property and equipment	(1,094)	(948)
Capitalized internal-use software costs	(2,941)	(2,371)
Purchases of available-for-sale investments	(98,400)	(108,057)
Proceeds from maturities of available-for-sale investments	93,577	107,564
Proceeds from sales of available-for-sale investments	2,237	—
Purchases of non-marketable equity investments	—	(200)
Net cash used in investing activities	(6,621)	(4,012)
Cash flows from financing activities:
Investment from redeemable non-controlling interest holder	—	1,781
Cash paid for debt issuance costs	(403)	—
Repurchases of common stock	(27,213)	—
Proceeds from employee stock purchase plan	5,735	6,292
Proceeds from issuance of common stock upon exercise of stock options	804	7,417
Employee payroll taxes paid related to net share settlement of restricted stock units	(14,128)	(15,986)
Net cash used in financing activities	(35,205)	(496)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(23)	(274)
Net change in cash, cash equivalents, and restricted cash	22,567	28,120
Cash, cash equivalents, and restricted cash at beginning of period	366,667	274,019
Cash, cash equivalents, and restricted cash at end of period	$389,234	$302,139

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$385,673	$298,558
Restricted cash in other long-term assets	3,561	3,581
Total cash, cash equivalents, and restricted cash	$389,234	$302,139

Supplemental cash flow data:
Cash paid for income taxes	$345	$141
Cash paid for interest	$4,866	$1,797
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$199	$92
Stock-based compensation capitalized in internal use software	$848	$736
Unpaid bonus capitalized in internal use software	$137	$99
Repurchases of common stock in transit	$850	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

PagerDuty, Inc. was incorporated under the laws of the state of Delaware in May 2010.

PagerDuty, Inc., together with its wholly-owned subsidiaries and subsidiaries in which PagerDuty, Inc. holds a controlling interest (collectively, the “Company”), provides a digital operations management platform that manages urgent and mission-critical work for a modern, digital business (the “PagerDuty Platform”). The PagerDuty Platform collects data and digital signals from virtually any software-enabled system or device and leverages powerful machine learning to correlate, process, and predict opportunities and issues. Using incident response, event management, and automation, the Company brings together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2024, included in the Company’s Annual Report on Form 10-K/A.

The condensed consolidated financial statements include the results of PagerDuty, Inc., its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, stockholders’ equity, and cash flows. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the full year ending January 31, 2025 or for any other interim period, or for any future year.

The Company’s fiscal year ends on January 31. References to fiscal 2025 refer to the fiscal year ending January 31, 2025.

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

Note 2. Summary of Significant Accounting Policies

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

No single customer accounted for 10% or more of the total accounts receivable balance as of July 31, 2024 or January 31, 2024. No single customer accounted for 10% or more of revenue for the three and six months ended July 31, 2024 or 2023.

Segment Information

The Company manages its operations and allocates resources as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Refer to Note 15, Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $4.0 million and $3.8 million to entities associated with related parties in the six months ended July 31, 2024 and 2023, respectively. Accounts receivable associated with related parties as of July 31, 2024 and 2023 and revenue recognized from related party transactions for the three and six months ended July 31, 2024 and 2023 were not significant.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K/A.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. At July 31, 2024 and January 31, 2024, the Company had restricted cash of $3.6 million and $3.7 million, respectively, all of which was classified as non-current.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.

The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either: (i) at the option of the non-controlling interest holders; or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its redemption value, which is determined based on a prescribed formula derived from multiple metrics including the annual recurring revenue of PagerDuty K.K. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Balance at beginning of period	$14,004	$492	$7,293	$1,108
Investment by redeemable non-controlling interest	—	1,781	—	1,781
Net loss attributable to redeemable non-controlling interest	(272)	(569)	(478)	(1,189)
Adjustments to redeemable non-controlling interest	2,330	1,729	9,247	1,729
Foreign currency translation adjustments	—	(2)	—	2
Balance at end of period	$16,062	$3,431	$16,062	$3,431

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	July 31, 2024	January 31, 2024
Cash and cash equivalents:
Cash	$45,024	$55,736
Money market funds	335,167	305,283
Commercial paper	5,482	994
U.S. Treasury securities	—	998
Total cash and cash equivalents	$385,673	$363,011

Available-for-sale investments:
U.S. Treasury securities	$56,694	$50,036
Commercial paper	20,192	2,886
Corporate debt securities	106,043	131,259
U.S. Government agency securities	30,711	23,997
Total available-for-sale investments	$213,640	$208,178

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three and six months ended July 31, 2024 and 2023.

	July 31, 2024
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$56,683	$11	$56,694
Commercial paper	20,205	(13)	20,192
Corporate debt securities	106,150	(107)	106,043
U.S. Government agency securities	30,760	(49)	30,711
Total available-for-sale investments	$213,798	$(158)	$213,640

	January 31, 2024
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$50,012	$24	$50,036
Commercial paper	2,887	(1)	2,886
Corporate debt securities	131,395	(136)	131,259
U.S. Government agency securities	23,983	14	23,997
Total available-for-sale investments	$208,277	$(99)	$208,178

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	July 31, 2024
	Amortized Cost	Fair Value
Due within one year	$173,611	$173,416
Due between one to five years	40,187	40,224
Total	$213,798	$213,640

	January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$155,423	$155,158
Due between one to five years	52,854	53,020
Total	$208,277	$208,178

As of July 31, 2024, there were 84 securities in an unrealized loss position with an aggregate fair value of $148.6 million, 23 of which were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 23 securities was $0.1 million. As of January 31, 2024, there were 70 securities in an unrealized loss position with an aggregate fair value of $108.7 million, 33 of which were in a continuous unrealized loss position for more than 12 months. The unrealized loss related to the 33 securities was $0.2 million.

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

Note 5. Fair Value Measurements

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of July 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$335,167	$—	$—	$335,167
U.S. Treasury securities	—	56,694	—	56,694
Commercial paper	—	25,674	—	25,674
Corporate debt securities	—	106,043	—	106,043
U.S. Government agency securities	—	30,711	—	30,711
Total	$335,167	$219,122	$—	$554,289
Included in cash equivalents				$340,649
Included in investments				$213,640

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$305,283	$—	$—	$305,283
U.S. Treasury securities	—	51,034	—	51,034
Commercial paper	—	3,880	—	3,880
Corporate debt securities	—	131,259	—	131,259
U.S. Government agency securities	—	23,997	—	23,997
Total	$305,283	$210,170	$—	$515,453
Included in cash equivalents				$307,275
Included in investments				$208,178

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2024 and January 31, 2024, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of July 31, 2024, the estimated fair value of the Company’s outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $55.3 million and the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $415.4 million. The fair values were determined based on the quoted price for the 2025 Notes and the 2028 Notes (collectively, the “Notes”) in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	July 31, 2024	January 31, 2024
Leasehold improvements	$6,851	$11,334
Computers and equipment	9,907	9,135
Furniture and fixtures	3,906	3,989
Capitalized internal-use software	22,183	18,257
Gross property and equipment(1)	42,847	42,715
Accumulated depreciation and amortization	(24,608)	(25,083)
Property and equipment, net	$18,239	$17,632
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $6.3 million and $4.2 million that had not yet been placed in service as of July 31, 2024 and January 31, 2024, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $2.1 million and $2.4 million for the three months ended July 31, 2024 and 2023, respectively, and $4.2 million and $4.2 million for the six months ended July 31, 2024 and 2023, respectively.

In the three and six months ended July 31, 2023, the Company recorded an impairment charge of $0.4 million related to leasehold improvements abandoned during the period. The impairment charge was recorded in general and administrative expenses on the condensed consolidated statement of operations. No such impairment charges were recorded during the three and six months ended July 31, 2024.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $44.0 million and $44.6 million as of July 31, 2024 and January 31, 2024, respectively. Amortization expense for deferred contract costs was $5.4 million and $5.2 million for the three months ended July 31, 2024 and 2023, respectively, and $10.7 million and $10.2 million for the six months ended July 31, 2024 and 2023, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

Note 8. Leases

Operating Leases

The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2026 and fiscal 2029. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.

Lease right-of-use assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. As the leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances.

The Company’s operating leases typically include non-lease components such as common-area maintenance costs. The Company has elected a practical expedient that allows it to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.

Leases with a term of one year or less are not recognized on the Company’s condensed consolidated balance sheets, but rather are expensed on a straight-line basis over the lease term.

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense, was not material for the three and six months ended July 31, 2024.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	July 31, 2024	January 31, 2024
Assets:
Lease right-of-use assets	$3,339	$3,789
Liabilities:
Lease liabilities, current	4,603	6,180
Lease liabilities, non-current	6,622	6,809

As of July 31, 2024, the weighted average remaining lease term was 2.7 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 3.9%.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Operating lease expense	$873	$1,313	$1,702	$2,671
Short-term lease expense	658	197	1,052	768
Variable lease expense	170	242	380	597

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,641	$1,665	$3,269	$3,322

In the three and six months ended July 31, 2023, the Company recorded an impairment charge of $0.8 million to the right-of-use asset associated with the subleased office, which is the amount that the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on the condensed consolidated statement of operations. There were no impairment charges recorded in the three and six months ended July 31, 2024.
.
Note 9. Debt and Financing Arrangements

2025 Convertible Senior Notes

In June 2020, the Company issued an aggregate principal amount of $287.5 million of 2025 Notes in a private offering pursuant to an indenture dated June 25, 2020 (the “2025 Indenture”).

The 2025 Notes are senior, unsecured obligations of the Company and accrue interest payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2021, at a rate of 1.25% per year. The 2025 Notes will mature on July 1, 2025, unless such notes are converted, redeemed or repurchased earlier. The 2025 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2025 Indenture. In October 2023, the Company provided written notice to the trustee and the note holders of the 2025 Notes that it had irrevocably elected to settle the principal amount of its convertible senior notes in cash and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted.

In October 2023, the Company paid $223.7 million to repurchase an aggregate principal amount of $230.0 million of the 2025 Notes with a carrying value of $227.5 million, net of unamortized issuance costs of $2.6 million.

2028 Convertible Senior Notes

In October 2023, the Company issued an aggregate principal amount of $402.5 million of convertible senior notes in a private offering pursuant to an indenture dated October 13, 2023 (the “2028 Indenture” and, together with the 2025 Indenture, the “Indentures”). The total net proceeds from the debt offering, after deducting initial purchasers’ discounts and debt issuance costs of $12.0 million, were $390.4 million.

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

Accounting for the 2025 Notes and the 2028 Notes

The Notes are accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of July 31, 2024, the 2025 Notes are classified in current liabilities and the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.91% for the 2025 Notes and 2.13% for the 2028 Notes.

The net carrying amount of the Notes was as follows as of the dates indicated (in thousands):

	As of July 31, 2024			As of January 31, 2024
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$57,500	$402,500	$460,000	$57,500	$402,500	$460,000
Less: unamortized issuance costs	(259)	(10,402)	(10,661)	(597)	(11,373)	(11,970)
Net carrying amount	$57,241	$392,098	$449,339	$56,903	$391,127	$448,030

Interest expense recognized related to the Notes was as follows for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Contractual interest expense	$1,691	$918	$3,232	$1,797
Amortization of debt issuance costs	672	478	1,279	933
Total interest expense related to the Notes	$2,363	$1,396	$4,511	$2,730

Capped Call Transactions

In connection with the offering of the 2025 Notes, the Company entered into privately negotiated capped call transactions (the “2025 Capped Calls”) with certain financial institution counterparties. In connection with the offering of the 2028 Notes, the Company entered into separate privately negotiated capped call transactions (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes, subject to a cap based on the cap price of such Capped Calls. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The costs incurred to purchase the 2025 Capped Calls and the 2028 Capped Calls of $35.7 million and $55.1 million, respectively, were recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.

The 2025 Capped Calls have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes, and an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of the Company’s common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2025 Capped Calls remain outstanding as of July 31, 2024.

The 2028 Capped Calls have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

Note 10. Commitments and Contingencies

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

In the ordinary course of business, the Company may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, or consolidated statements of cash flows.

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Deferred revenue, beginning of period	$223,593	$201,805	$228,161	$209,051
Billings	110,231	102,416	216,835	198,416
Revenue recognized	(115,935)	(107,616)	(227,107)	(210,862)
Deferred revenue, end of period	$217,889	$196,605	$217,889	$196,605

For the three and six months ended July 31, 2024 and 2023, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

The transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

Beginning in the first quarter of fiscal 2025, the Company began to include contracts with an original term of less than 12 months in this disclosure. Such contracts comprised $128 million of remaining non-cancelable performance obligations as of July 31, 2024.

As of July 31, 2024, total remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $403 million. Of this amount, the Company expects to recognize revenue of approximately $280 million, or 69.5%, over the next 12 months with the balance to be recognized as revenue thereafter.

Note 12. Common Stock and Stockholders’ Equity

Common Stock Repurchases
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. During the three months ended July 31, 2024, these shares were retired.

In May 2024, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $100.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through May 2026, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of July 31, 2024, the Company had repurchased a total of 1,313,248 shares, and subsequently retired 1,234,484 of those shares. The cost of the remaining 78,764 shares is recorded as treasury stock in the condensed consolidated balance sheets. As of July 31, 2024, $72.0 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of July 31, 2024 and January 31, 2024, the Company was authorized to grant up to 36,093,524 shares and 31,519,553 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of July 31, 2024 and January 31, 2024, there were 19,919,771 shares and 17,178,454 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance are as follows:

July 31, 2024
Outstanding stock options and unvested RSUs and PSUs	14,835,965
Available for future stock option, RSU, and PSU grants	19,919,771
Available for Employee Stock Purchase Plan (“ESPP”)	3,984,879
Total common stock reserved for future issuance as of July 31, 2024	38,740,615

Stock Options

As of July 31, 2024, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	7,412,056	$31.08
Granted	3,546,546	$21.70
Vested	(1,721,813)	$29.89
Forfeited or canceled	(687,893)	$31.20
Outstanding at July 31, 2024	8,548,896	$27.43

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of July 31, 2024, there was $213.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years based on vesting under the award service conditions.

Performance Stock Units

The Company grants PSUs to certain employees of the Company, which, in the current period, are to vest based on the level of achievement of certain targets related to the Company’s operating plan over the one-year performance period. In prior periods, PSUs vested based on both the level of achievement of certain targets related to the Company’s operating plan and the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s common stock that will vest based on the performance and market conditions can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.

In the six months ended July 31, 2024, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan and relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index for the fiscal year ended January 31, 2024. Based on the results, the PSUs granted in April 2023 (“2023 PSU Awards”) were cancelled as the target was not met.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	541,992	$35.08
Granted(1)	781,813	$21.62
Vested	(9,050)	$41.17
Forfeited or canceled	(45,108)	$39.02
Performance adjustment for 2023 PSU Awards	(487,834)	$34.98
Outstanding at July 31, 2024	781,813	$27.73
(1) This amount represents awards granted at 100% attainment.

During the three and six months ended July 31, 2024, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of July 31, 2024, total unrecognized stock-based compensation cost related to PSUs was $12.0 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.4 years.

Employee Stock Purchase Plan

The Company’s ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of: (i) the fair market value of the Company’s stock as of the beginning of the offering period; or (ii) the fair market value of the Company’s stock on the purchase date, as defined in the ESPP.

During the three months ended July 31, 2024 and 2023, the Company recognized $0.9 million and $1.6 million, respectively, of stock-based compensation expense related to the ESPP. During the six months ended July 31, 2024 and 2023, the Company recognized $2.6 million and $3.4 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended July 31, 2024 and 2023, the Company withheld $2.1 million and $2.1 million, respectively, in contributions from employees. During the six months ended July 31, 2024 and 2023, the Company withheld $5.2 million and $5.8 million, respectively, in contributions from employees.

During the three and six months ended July 31, 2024, 312,660 shares of common stock were issued under the ESPP at a weighted average purchase price of $18.34 per share. During the three and six months ended July 31, 2023, 325,983 shares of common stock were issued under the ESPP at a weighted average purchase price of $19.30 per share.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Cost of revenue	$1,508	$2,164	$3,264	$4,040
Research and development	11,842	12,773	23,064	22,874
Sales and marketing	8,116	8,317	16,063	14,268
General and administrative	10,900	12,283	22,915	21,900
Total stock-based compensation expense	$32,366	$35,537	$65,306	$63,082

Note 13. Net Loss per Share

Net loss used for the purpose of determining basic and diluted net loss per share is determined by taking net loss attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.

The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to PagerDuty, Inc. common stockholders	$(10,912)	$(22,053)	$(28,051)	$(34,271)
Less: Adjustment attributable to redeemable non-controlling interest	2,330	1,729	9,247	1,729
Net loss attributable to PagerDuty, Inc. common stockholders	$(13,242)	$(23,782)	$(37,298)	$(36,000)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic and diluted	93,289	92,542	93,082	92,041
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.14)	$(0.26)	$(0.40)	$(0.39)

Since the Company was in a loss position for the periods presented, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of July 31,
	2024	2023
Shares subject to outstanding common stock awards	14,054	14,841
Restricted stock issued to acquire key personnel	—	44
Shares issuable pursuant to the ESPP	80	85
Total	14,134	14,970

Additionally, as of July 31, 2023, using the conversion rate of 24.9507 shares of common stock per $1,000 principal amount of the 2025 Notes, approximately 7.2 million potentially dilutive shares related to the 2025 Notes were not included in the diluted per share calculations.

In October 2023, the Company provided written notice to the trustee and the note holders of the 2025 Notes that it had irrevocably elected to settle the principal amount of its convertible senior notes in cash and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2025 Notes being converted. As described in Note 9, Debt and Financing Arrangements, upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of July 31, 2024, the conversion options of the 2028 Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

Note 14. Income Taxes

The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of the Company’s U.S. losses for which no benefit will be realized, the Company’s foreign operations which are subject to tax rates that differ from those in the U.S., as well as the benefit for non-U.S. income tax credits.

The Company recorded provision for income taxes of $0.4 million and $0.6 million for the three and six months ended July 31, 2024, respectively, and a benefit from income taxes of $0.1 million and $0.2 million for the three and six months ended July 31, 2023, respectively.

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
United States	$84,315	$78,255	$165,107	$153,089
International	31,620	29,361	62,000	57,773
Total	$115,935	$107,616	$227,107	$210,862

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2024 or 2023.

As of July 31, 2024, 65% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 21% were located in Canada, 11% were located in Portugal, 2% were located in the United Kingdom and 1% were located in Chile.

As of January 31, 2024, 73% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 20% were located in Canada, 4% were located in Portugal, 2% were located in the United Kingdom and 1% were located in Chile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes in our Annual Report on Form 10-K/A for the year ended January 31, 2024. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions as identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K/A. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Except as otherwise noted, all references to 2024 refer to the year ended January 31, 2024.

Overview and Business Model

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

Today, nearly every business is a digital business. As such, organizations are under pressure to enhance their digital operations in order to meet escalating customer expectations, proactively resolve incidents, and free up time for innovation projects. This means critical, time sensitive, and unpredictable work needs to be detected and orchestrated.

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

Macroeconomic Environment

Our business and financial performance may be subject to the effects of the worldwide macroeconomic conditions, including, but not limited to, global inflation and the rise in interest rates, existing and new laws and regulations, recession or economic downturn globally or in the jurisdictions in which we do business, health epidemics or pandemics, volatility in foreign currency exchange rates, and bank failures.

We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict or the conflict in Israel and the surrounding areas will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if these conflicts continue or worsen, leading to greater global economic disruptions and uncertainty. Our customers in regions impacted by conflict represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three and six months ended July 31, 2024 and 2023.

We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Item 1A, Risk Factors.

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

While these metrics are based on what we believe to be a reasonable representation of our customer base for the applicable period of measurement, we rely on a third party to validate legal entities using the best available data at period end, and therefore, these metrics are subject to change as new information becomes available. In addition, we are continually seeking to improve our methodology, which may result in future changes to our key metrics.

Our key metrics include the results of Jeli, Inc. (“Jeli”) to the extent applicable, beginning on the acquisition date of November 15, 2023.

Number of Customers

We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100.0 thousand in annual recurring revenue (“ARR”), are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. We define ARR as the annualized recurring revenue of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise and mid-market customers have constituted a greater share of our revenue. The total number of customers and the number of customers with greater than $100.0 thousand in ARR were as follows as of the dates indicated:

	As of July 31,
	2024	2023
Customers	15,044	15,146
Customers with greater than $100.0 thousand in ARR	820	773

Dollar-based Net Retention Rate

We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.

We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The dollar-based net retention rate was as follows as of the dates indicated:

	Last 12 months ended July 31,
	2024	2023
Dollar-based net retention rate for all customers	106%	114%

Results of Operations

Three months ended July 31, 2024 compared to three months ended July 31, 2023

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended July 31,
	2024		2023
Revenue	$115,935	100.0%	$107,616	100.0%
Cost of revenue(1)	20,080	17.3%	19,833	18.4%
Gross profit	95,855	82.7%	87,783	81.6%

Operating expenses:
Research and development(1)	35,088	30.3%	36,441	33.9%
Sales and marketing(1)	50,966	44.0%	49,724	46.2%
General and administrative(1)	25,828	22.3%	27,791	25.8%
Total operating expenses	111,882	96.5%	113,956	105.9%
Loss from operations	(16,027)	(13.8)%	(26,173)	(24.3)%

Interest income	7,516	6.5%	5,011	4.7%
Interest expense	(2,363)	(2.0)%	(1,396)	(1.3)%
Other income (expense), net	117	0.1%	(114)	(0.1)%
Loss before (provision for) benefit from income taxes	(10,757)	(9.3)%	(22,672)	(21.1)%
(Provision for) benefit from income taxes	(427)	(0.4)%	50	—%
Net loss	$(11,184)	(9.6)%	$(22,622)	(21.0)%
Net loss attributable to redeemable non-controlling interest	(272)	(0.2)%	(569)	(0.5)%
Net loss attributable to PagerDuty, Inc.	$(10,912)	(9.4)%	$(22,053)	(20.5)%
Less: Adjustment attributable to redeemable non-controlling interest	2,330	2.0%	1,729	1.6%
Net loss attributable to PagerDuty, Inc. common stockholders	$(13,242)	(11.4)%	$(23,782)	(22.1)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended July 31,
	2024	2023
Cost of revenue	$1,508	$2,164
Research and development	11,842	12,773
Sales and marketing	8,116	8,317
General and administrative	10,900	12,283
Total	$32,366	$35,537

Revenue

We generate revenue primarily from cloud-hosted software subscription fees. We also generate revenue from term-license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription fees are driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our software. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that our platform is made available to a customer. For our term-license software subscriptions, we recognize license revenue upon delivery, and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.

Due to the low complexity of implementation and integration of our platform with our customers’ existing infrastructure, revenue from professional services has been immaterial to date.

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2024	2023	$	%
Revenue	$115,935	$107,616	$8,319	7.7%

Revenue increased primarily due to growth from existing customers, which was driven by an increase in the number of users and upsell of additional products and services.

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2024	2023	$	%
Cost of revenue	$20,080	$19,833	$247	1.2%
Gross margin	82.7%	81.6%

The increase in cost of revenue is primarily due to: (i) an increase of $0.5 million in outside services spend for the customer service team; (ii) an increase of $0.5 million for amortization of internally developed software; (iii) an increase of $0.3 million in hosting, software, and telecom costs; and (iv) an increase of $0.2 million in amortization of acquired intangible assets; offset by (v) a decrease of $1.2 million in personnel costs as a result of changes in the components of compensation plans compared to the prior year; and (vi) a decrease of $0.4 million in costs to support the business and related infrastructure, which include allocated overhead costs.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$35,088	$36,441	$(1,353)	(3.7)%
Sales and marketing	50,966	49,724	1,242	2.5%
General and administrative	25,828	27,791	(1,963)	(7.1)%
Total operating expenses	$111,882	$113,956	$(2,074)	(1.8)%

Research and development: Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include outside services, depreciation of equipment used in research and development activities, acquisition-related expenses, and allocated overhead costs. We expect that our research and development expenses will generally increase in dollar value as our business grows.

Research and development expenses decreased driven primarily by: (i) a decrease in personnel costs of $0.6 million as a result of a decrease in stock-based compensation related to research and development employees and a decrease in salaries to higher capitalized time for software development projects; (ii) a decrease of $0.4 million in outside services spend due to higher leverage of internal resources; and (iii) a decrease of $0.4 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Sales and marketing: Sales and marketing expenses consist primarily of personnel costs, costs of general marketing activities and promotional activities, travel-related expenses, amortization of acquired intangible assets, allocated overhead costs, and bad debt expense. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our sales and marketing expenses will generally increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.

Sales and marketing expenses increased primarily due to: (i) an increase of $1.2 million in outside services for consulting services; (ii) an increase of $1.1 million in marketing costs for media campaigns during the current period; and (iii) an increase of $0.5 million in training and travel-related costs; offset by (iv) a decrease of $1.1 million in bad debt expense; and (v) a decrease of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs.

General and administrative: General and administrative expenses consist primarily of personnel costs and outside services fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, acquisition-related expenses, and allocated overhead costs. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term, as we expect our investments to allow for improved efficiency for future growth in the business.

General and administrative expenses decreased primarily due to: (i) a decrease of $1.3 million primarily related to prior year real estate impairment charges that did not recur in the current period; (ii) a decrease of $0.5 million in insurance, business taxes, and licenses costs; and (iii) a decrease of $0.4 million in personnel expenses, driven largely by a decrease in stock-based compensation for general and administrative employees.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2024	2023	$	%
Interest income	$7,516	$5,011	$2,505	50.0%
Interest expense	$(2,363)	$(1,396)	$(967)	69.3%
Other income (expense), net	$117	$(114)	$231	(202.6)%
(Provision for) benefit from income taxes	$(427)	$50	$(477)	(954.0)%

Interest income: Interest income consists of accretion income and amortization expense on our available-for-sale investments and income earned on our cash and cash equivalents and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.

Interest income increased primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year.

Interest expense: Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 (the “2025 Notes”) that were outstanding in the three and six months ended July 31, 2023 and partially extinguished in October 2023. Interest expense for the three and six months ended July 31, 2024 also includes the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.

Interest expense increased primarily due to contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023. The increase was partially offset by a decrease in the amortization of debt issuance costs and interest for the 2025 Notes that were partially extinguished in October 2023 and therefore had less of an impact on the current period.

Other income (expense), net: Other income (expense), net primarily consists of foreign currency transaction gains and losses.

The change in other income (expense), net was due to fluctuations in foreign currency during the period.

(Provision for) benefit from income taxes: (Provision for) benefit from income taxes consists primarily of income taxes in certain foreign and U.S. jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized for all years presented.

The change in provision for income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Six months ended July 31, 2024 compared to six months ended July 31, 2023

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Six months ended July 31,
	2024		2023
Revenue	$227,107	100.0%	$210,862	100.0%
Cost of revenue(1)	39,423	17.4%	37,769	17.9%
Gross profit	187,684	82.6%	173,093	82.1%

Operating expenses:
Research and development(1)	72,611	32.0%	69,949	33.2%
Sales and marketing(1)	99,465	43.8%	93,525	44.4%
General and administrative(1)	53,368	23.5%	51,592	24.5%
Total operating expenses	225,444	99.3%	215,066	102.0%
Loss from operations	(37,760)	(16.6)%	(41,973)	(19.9)%

Interest income	14,496	6.4%	9,214	4.4%
Interest expense	(4,511)	(2.0)%	(2,730)	(1.3)%
Other expense, net	(134)	(0.1)%	(127)	(0.1)%
Loss before (provision for) benefit from income taxes	(27,909)	(12.3)%	(35,616)	(16.9)%
(Provision for) benefit from income taxes	(620)	(0.3)%	156	0.1%
Net loss	$(28,529)	(12.6)%	$(35,460)	(16.8)%
Net loss attributable to redeemable non-controlling interest	(478)	(0.2)%	(1,189)	(0.6)%
Net loss attributable to PagerDuty, Inc.	$(28,051)	(12.4)%	$(34,271)	(16.3)%
Less: Adjustment attributable to redeemable non-controlling interest	9,247	4.1%	1,729	0.8%
Net loss attributable to PagerDuty, Inc. common stockholders	$(37,298)	(16.4)%	$(36,000)	(17.1)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Six months ended July 31,
	2024	2023
Cost of revenue	$3,264	$4,040
Research and development	23,064	22,874
Sales and marketing	16,063	14,268
General and administrative	22,915	21,900
Total	$65,306	$63,082

Revenue

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2024	2023	$	%
Revenue	$227,107	$210,862	$16,245	7.7%

Revenue increased primarily due to growth from existing customers, which was driven by an increase in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2024	2023	$	%
Cost of revenue	$39,423	$37,769	$1,654	4.4%
Gross margin	82.6%	82.1%

The increase in cost of revenue is primarily due to: (i) an increase of $1.3 million in outside services spend for the customer service team; (ii) an increase of $1.2 million in amortization of internally developed software; (iii) an increase of $0.6 million in hosting, software, and telecom costs; and (iv) an increase of $0.5 million in amortization of acquired intangible assets; offset by (v) a decrease of $2.2 million in personnel costs as a result of changes in the components of compensation plans compared to the prior year.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$72,611	$69,949	$2,662	3.8%
Sales and marketing	99,465	93,525	5,940	6.4%
General and administrative	53,368	51,592	1,776	3.4%
Total operating expenses	$225,444	$215,066	$10,378	4.8%

Research and development: Research and development expenses increased driven primarily by: (i) an increase in personnel costs of $2.9 million as a result of increased bonuses and severance during the current period; and (ii) an increase of $0.4 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iii) a decrease of $0.9 million in outside services spend due to higher leverage of internal resources.

Sales and marketing: Sales and marketing expenses increased primarily due to: (i) an increase in outside services of $2.5 million for consulting services; (ii) an increase of $2.1 million in marketing costs for media campaigns in the current period; (iii) an increase of $1.7 million in personnel costs, primarily related to an increase in stock-based compensation; and (iv) an increase of $1.4 million in training and travel-related costs; offset by (v) a decrease of $1.2 million in bad debt expense.

General and administrative: General and administrative expenses increased primarily due to: (i) an increase of $2.3 million in personnel costs, driven by increased salaries, bonuses, and stock compensation related to general and administrative employees; (ii) an increase of $1.0 million in outside services costs; and (iii) an increase of $0.5 million in training and travel-related costs; offset by (iv) a decrease of $1.1 million in costs primarily related to prior year real estate impairment charges that did not recur in the current period; and (v) a decrease of $0.8 million in costs related to insurance, business taxes, and licenses.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2024	2023	$	%
Interest income	$14,496	$9,214	$5,282	57.3%
Interest expense	$(4,511)	$(2,730)	$(1,781)	65.2%
Other expense, net	$(134)	$(127)	$(7)	5.5%
(Provision for) benefit from income taxes	$(620)	$156	$(776)	(497.4)%

Interest income: Interest income increased primarily due to higher interest rates and accretion on our cash, cash equivalent and investment balances in the current year.

Interest expense: Interest expense increased primarily due to contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023. The increase was partially offset by a decrease in the amortization of debt issuance costs and interest for the 2025 Notes that were partially extinguished in October 2023 and therefore had less of an impact on the current period.

Other expense, net: The increase in other expense, net was due to fluctuations in foreign currency during the period.

(Provision for) benefit from income taxes: The change in provision for income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Non-GAAP Financial Measures

In addition to our results determined in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with U.S. GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by U.S. GAAP to be recorded in our financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP.

Specifically, we exclude the following from its historical and prospective non-GAAP financial measures, as applicable:

Stock-based compensation: PagerDuty utilizes stock-based compensation to attract and retain employees. It is principally aimed at aligning their interests with those of its stockholders and at long-term retention, rather than to address operational performance for any particular period. As a result, stock-based compensation expenses vary for reasons that are generally unrelated to financial and operational performance in any particular period.

Employer taxes related to employee stock transactions: PagerDuty views the amount of employer taxes related to its employee stock transactions as an expense that is dependent on its stock price, employee exercise and other award disposition activity, and other factors that are beyond PagerDuty’s control. As a result, employer taxes related to employee stock transactions vary for reasons that are generally unrelated to financial and operational performance in any particular period.

Amortization of acquired intangible assets: PagerDuty views amortization of acquired intangible assets as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are evaluated for impairment regularly, amortization of the cost of purchased intangibles is an expense that is not typically affected by operations during any particular period.

Acquisition-related expenses: PagerDuty views acquisition-related expenses, such as transaction costs, acquisition-related retention payments, and acquisition-related asset impairment, as events that are not necessarily reflective of operational performance during a period. In particular, PagerDuty believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

Amortization of debt issuance costs: The imputed interest rates of the Company's convertible senior notes (the "2025 Notes" and the "2028 Notes" or, collectively, the "Notes") was approximately 1.91% for the 2025 Notes and 2.13% for the 2028 Notes. This is a result of the debt issuance costs, which reduce the carrying value of the convertible debt instruments. The debt issuance costs are amortized as interest expense. The expense for the amortization of the debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense will provide for a more useful comparison of our operational performance in different periods.

Restructuring costs: PagerDuty views restructuring costs, such as employee severance-related costs and real estate impairment costs, as events that are not necessarily reflective of operational performance during a period. In particular, PagerDuty believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

Gains (or losses) on partial extinguishment of convertible senior notes: PagerDuty views gains (or losses) on partial extinguishment of debt as events that are not necessarily reflective of operational performance during a period. PagerDuty believes that the consideration of measures that exclude such gain (or loss) impact can assist in the comparison of operational performance in different periods which may or may not include such gains (or losses).

Adjustment attributable to redeemable non-controlling interest: PagerDuty adjusts the value of redeemable non-controlling interest of its joint venture PagerDuty K.K. according to the operating agreement. PagerDuty believes this adjustment is not reflective of operational performance during a period and exclusion of such adjustments can assist in comparison of operational performance in different periods.

Income tax effects and adjustments: Based on PagerDuty's financial outlook for fiscal 2025, PagerDuty is utilizing a projected non-GAAP tax rate of 23% in order to provide better consistency across the interim reporting periods by eliminating the impact of non-recurring and period specific items, which can vary in size and frequency. PagerDuty's estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that PagerDuty believes materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events.

Non-GAAP gross profit and non-GAAP gross margin

We define non-GAAP gross profit as gross profit excluding the following expenses typically included in cost of revenue: stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, and restructuring costs. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Gross profit	$95,855	$87,783	$187,684	$173,093
Add:
Stock-based compensation	1,508	2,164	3,264	4,040
Employer taxes related to employee stock transactions	39	45	83	117
Amortization of acquired intangible assets	2,268	2,086	4,675	4,173
Restructuring costs	(2)	—	(2)	137
Non-GAAP gross profit	$99,668	$92,078	$195,704	$181,560

Revenue	$115,935	$107,616	$227,107	$210,862
Gross margin	82.7%	81.6%	82.6%	82.1%
Non-GAAP gross margin	86.0%	85.6%	86.2%	86.1%

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

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Loss from operations	$(16,027)	$(26,173)	$(37,760)	$(41,973)
Add:
Stock-based compensation	32,366	35,537	65,306	63,082
Employer taxes related to employee stock transactions	574	703	1,277	1,900
Amortization of acquired intangible assets	2,937	2,805	6,085	5,611
Acquisition-related expenses	259	162	522	323
Restructuring costs	2	1,258	10	1,402
Non-GAAP operating income	$20,111	$14,292	$35,440	$30,345

Revenue
Operating margin	(13.8)%	(24.3)%	(16.6)%	(19.9)%
Non-GAAP operating margin	17.3%	13.3%	15.6%	14.4%

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

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Net loss attributable to PagerDuty, Inc. common stockholders	$(13,242)	$(23,782)	$(37,298)	$(36,000)
Add:
Stock-based compensation	32,366	35,537	65,306	63,082
Employer taxes related to employee stock transactions	574	703	1,277	1,900
Amortization of debt issuance costs	671	478	1,279	933
Amortization of acquired intangible assets	2,937	2,805	6,085	5,611
Acquisition-related expenses	259	162	522	323
Restructuring costs	2	1,258	10	1,402
Adjustment attributable to redeemable non-controlling interest	2,330	1,729	9,247	1,729
Income tax effects and adjustments	(5,566)	(662)	(10,092)	(1,454)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$20,331	$18,228	$36,336	$37,526

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Net cash provided by operating activities	$35,769	$10,750	$64,416	$32,902
Purchases of property and equipment	(637)	(713)	(1,094)	(948)
Capitalization of internal-use software costs	(1,849)	(1,299)	(2,941)	(2,371)
Free cash flow	$33,283	$8,738	$60,381	$29,583
Net cash used in investing activities	$(3,800)	$(12,575)	$(6,621)	$(4,012)
Net cash (used in) provided by financing activities	$(28,944)	$3,573	$(35,205)	$(496)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of July 31, 2024, our principal sources of liquidity were cash and cash equivalents and investments totaling $599.3 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2025 Notes and 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 9, Debt and Financing Arrangements, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2024, we had deferred revenue of $217.9 million, of which $214.5 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Program

In May 2024, we announced that our Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $100.0 million. The 2024 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through May 2026, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of July 31, 2024, we had repurchased a total of 1,313,248 shares, and subsequently retired 1,234,484 of those shares. The cost of the remaining 78,764 shares is recorded as treasury stock in the condensed consolidated balance sheets. As of July 31, 2024, $72.0 million of the total amount authorized to be repurchased remained available.

Future Contractual Obligations

Our estimated future obligations as of July 31, 2024 include both current and long-term obligations. Our debt obligations total $449.3 million, of which $57.2 million is short-term, and the remainder is long-term. Additionally, we had $3.5 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $4.6 million and a long-term obligation of $6.6 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of July 31, 2024, not including any future optional renewal periods.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six months ended July 31,
	2024	2023	$ Change
Net cash provided by operating activities	$64,416	$32,902	$31,514
Net cash used in investing activities	(6,621)	(4,012)	(2,609)
Net cash used in financing activities	(35,205)	(496)	(34,709)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(23)	(274)	251
Net change in cash, cash equivalents, and restricted cash	$22,567	$28,120	$(5,553)

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating loss performance due to the 7.7% increase in revenue and the 57.3% increase in interest income. Cash provided operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities increased, primarily due to an increase in capitalized internal-use software costs and a lower ratio of proceeds from maturities of available-for-sale investments relative to purchases of available-for-sale investments.

Financing Activities

Net cash used in financing activities increased, primarily as a result of repurchases of common stock, which did not occur during the six months ended July 31, 2023.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $3.5 million of irrevocable standby letters of credit outstanding as of July 31, 2024. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the six months ended July 31, 2023, decreasing our total cash balance by $0.3 million as of July 31, 2023, and a negative effect on cash in the six months ended July 31, 2024, decreasing our total cash balance by $23.0 thousand as of July 31, 2024.

Critical Accounting Estimates

For a description of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K/A for the year ended January 31, 2024. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K/A for the year ended January 31, 2024.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K/A for the year ended January 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors

Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K/A for the year ended January 31, 2024. Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, results of operations, financial condition or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational and/or financial harm and liability.

We are increasingly building AI capabilities into many of our products and services. Concerns relating to the responsible use of new and evolving technologies, such as AI, in our offerings may result in reputational and/or financial harm and liability and may cause us to incur costs to resolve such issues. For example, AL/ML technologies may be insufficient, biased, inaccurate or of poor quality, which could result in customer rejection or skepticism of our products, affect our reputation and brand, and negatively affect our financial results. Furthermore, AI poses emerging legal, social, and ethical issues and presents risks and challenges that could affect its adoption, and therefore our business. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop and implement effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Our failure to address concerns and regulation relating to the responsible use of AI could slow adoption of AI in our products and services or cause reputational and/or financial harm.

Cyber-attacks, security incidents, and other threats, have occurred and may continue to occur that could allow unauthorized access to our systems or data or our customers’ systems or data, and could cause us to experience adverse consequences, including, but not limited to, significant costs, litigation and regulatory investigations and actions, and harm to our business and reputation.

Our business involves the processing of personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”), including sensitive data of our customers and their respective employees. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our or our customers’ sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.

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

Additionally, our sensitive data or those of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies, including our own. Any sensitive data (including confidential, competitive, proprietary, or personal data) that is inputted into a generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive data generated by the model.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended July 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
May 1 - 31, 2024	—	$—	—	100,000
June 1 - 30, 2024	434,343	$21.53	434,343	90,650
July 1 - 31, 2024	878,905	$21.26	878,905	71,963
Total	1,313,248		1,313,248
(1) In May 2024, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our common stock. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. The share repurchase program is expected to continue through May 29, 2026, unless extended or shortened by the Board of Directors. See Note 12, Common Stock and Stockholders’ Equity elsewhere this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

On July 10, 2024, Shelley Webb, our Senior Vice President, Chief Legal and People Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on October 10, 2025 and provides for the sale of up to 62,962 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

On July 10, 2024, Mitra Rezvan, our Chief Accounting Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on October 10, 2025 and provides for the sale of up to 60,594 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.3	Amended and Restated Executive Severance and Change in Control Policy	10-Q	001-38856	10.3	December 1, 2023
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

PAGERDUTY, INC.
(registrant)

September 3, 2024	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

September 3, 2024	/s/ Owen Howard Wilson
Date	Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

September 3, 2024	/s/ Mitra Rezvan
Date	Mitra Rezvan
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)