Form 10-Q
period 2024-10-31
PagerDuty, Inc.
filed 2024-11-27
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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

The total number of shares of common stock outstanding as of November 25, 2024, was 90,155,072.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$326,440	$363,011
Investments	215,722	208,178
Accounts receivable, net of allowance for credit losses of $803 and $1,382 as of October 31, 2024 and January 31, 2024, respectively	75,182	100,413
Deferred contract costs, current	19,632	19,502
Prepaid expenses and other current assets	17,157	12,094
Total current assets	654,133	703,198
Property and equipment, net	19,573	17,632
Deferred contract costs, non-current	24,167	25,118
Lease right-of-use assets	2,436	3,789
Goodwill	137,401	137,401
Intangible assets, net	23,698	32,616
Other assets	5,346	5,552
Total assets	$866,754	$925,306

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,116	$6,242
Accrued expenses and other current liabilities	15,801	15,472
Accrued compensation	34,474	30,239
Deferred revenue, current	214,058	223,522
Lease liabilities, current	3,550	6,180
Convertible senior notes, net, current	57,332	—
Total current liabilities	332,331	281,655
Convertible senior notes, net, non-current	392,697	448,030
Deferred revenue, non-current	2,659	4,639
Lease liabilities, non-current	6,119	6,809
Other liabilities	4,859	5,280
Total liabilities	738,665	746,413

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	16,493	7,293

Stockholders' equity
Common stock	—	—
Additional paid-in capital	699,633	774,768
Accumulated other comprehensive loss	(502)	(733)
Accumulated deficit	(586,410)	(552,435)
Treasury stock	(1,125)	(50,000)
Total stockholders’ equity	111,596	171,600
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$866,754	$925,306

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Revenue	$118,946	$108,720	$346,053	$319,582
Cost of revenue	20,268	19,705	59,691	57,474
Gross profit	98,678	89,015	286,362	262,108

Operating expenses:
Research and development	34,267	34,272	106,878	104,221
Sales and marketing	49,272	49,630	148,737	143,155
General and administrative	25,432	25,955	78,800	77,547
Total operating expenses	108,971	109,857	334,415	324,923
Loss from operations	(10,293)	(20,842)	(48,053)	(62,815)

Interest income	6,912	6,029	21,408	15,242
Interest expense	(2,377)	(1,454)	(6,888)	(4,184)
Gain on partial extinguishment of convertible senior notes	—	3,970	—	3,970
Other income (expense), net	346	(834)	212	(960)
Loss before (provision for) benefit from income taxes	(5,412)	(13,131)	(33,321)	(48,747)
(Provision for) benefit from income taxes	(715)	41	(1,335)	197
Net loss	$(6,127)	$(13,090)	$(34,656)	$(48,550)
Net loss attributable to redeemable non-controlling interest	(203)	(324)	(681)	(1,513)
Net loss attributable to PagerDuty, Inc.	$(5,924)	$(12,766)	$(33,975)	$(47,037)
Less: Adjustment attributable to redeemable non-controlling interest	634	2,359	9,881	4,088
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,558)	$(15,125)	$(43,856)	$(51,125)

Weighted average shares used in calculating net loss per share, basic and diluted	91,438	93,104	92,530	92,257
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.07)	$(0.16)	$(0.47)	$(0.55)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Net loss	$(6,127)	$(13,090)	$(34,656)	$(48,550)
Unrealized gain on investments	233	227	174	295
Foreign currency translation adjustments	(5)	(151)	57	(415)
Total comprehensive loss	$(5,899)	$(13,014)	$(34,425)	$(48,670)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(203)	(324)	(681)	(1,513)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	—	6	—	8
Comprehensive loss attributable to redeemable non-controlling interest	(203)	(318)	(681)	(1,505)
Comprehensive loss attributable to PagerDuty, Inc.	$(5,696)	$(12,696)	$(33,744)	$(47,165)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended October 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2024	93,032,895	$—	$747,599	$(730)	$(580,486)	(78,764)	$(1,699)	$164,684
Issuance of common stock upon exercise of stock options	121,465	—	723	—	—	—	—	723
Vesting of restricted stock units, net of employee payroll taxes	792,395	—	(8,531)	—	—	—	—	(8,531)
Other comprehensive income	—	—	—	228	—	—	—	228
Repurchases of common stock	—	—	—	—	—	(3,830,761)	(70,585)	(70,585)
Retirement of treasury stock	(3,848,109)	—	(71,159)	—	—	3,848,109	71,159	—
Excise tax on repurchases of common stock	—	—	(490)	—	—	—	—	(490)
Stock-based compensation	—	—	32,125	—	—	—	—	32,125
Adjustment to redeemable non-controlling interest	—	—	(634)	—	—	—	—	(634)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(5,924)	—	—	(5,924)
Balance as of October 31, 2024	90,098,646	$—	$699,633	$(502)	$(586,410)	(61,416)	$(1,125)	$111,596

	Nine months ended October 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	253,351	—	1,527	—	—	—	—	1,527
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,878,043	—	(22,659)	—	—	—	—	(22,659)
Issuance of common stock in connection with employee stock purchase plan	312,660	—	5,735	—	—	—	—	5,735
Other comprehensive income	—	—	—	231	—	—	—	231
Repurchases of common stock	—	—	—	—	—	(5,144,009)	(98,648)	(98,648)
Retirement of treasury stock	(7,413,595)	—	(147,523)	—	—	7,413,595	147,523	—
Excise tax on repurchases of common stock	—	—	(490)	—	—	—	—	(490)
Stock-based compensation	—	—	98,156	—	—	—	—	98,156
Adjustment to redeemable non-controlling interest	—	—	(9,881)	—	—	—	—	(9,881)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(33,975)	—	—	(33,975)
Balance as of October 31, 2024	90,098,646	$—	$699,633	$(502)	$(586,410)	(61,416)	$(1,125)	$111,596

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share data)
(unaudited)

	Three months ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2023	93,249,291	$—	$779,192	$(1,788)	$(511,517)	—	$—	$265,887
Issuance of common stock upon exercise of stock options	245,778	—	973	—	—	—	—	973
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	724,575	—	(9,786)	—	—	—	—	(9,786)
Other comprehensive income	—	—	—	76	—	—	—	76
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Repurchases of common stock	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Stock-based compensation	—	—	32,196	—	—	—	—	32,196
Adjustment to redeemable non-controlling interest	—	—	(2,359)	—	—	—	—	(2,359)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(12,766)	—	—	(12,766)
Balance as of October 31, 2023	94,219,644	$—	$745,114	$(1,712)	$(524,283)	(2,331,002)	$(50,000)	$169,119

	Nine months ended October 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	—	$—	$240,978
Issuance of common stock upon exercise of stock options	1,026,320	—	7,954	—	—	—	—	7,954
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,688,670	—	(25,772)	—	—	—	—	(25,772)
Issuance of common stock in connection with the employee stock purchase plan	325,983	—	6,292	—	—	—	—	6,292
Other comprehensive loss	—	—	—	(120)	—	—	—	(120)
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Repurchases of common stock	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Stock-based compensation	—	—	96,014	—	—	—	—	96,014
Adjustment to redeemable non-controlling interest	—	—	(4,088)	—	—	—	—	(4,088)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(47,037)	—	—	(47,037)
Balance as of October 31, 2023	94,219,644	$—	$745,114	$(1,712)	$(524,283)	(2,331,002)	$(50,000)	$169,119

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss attributable to PagerDuty, Inc. common stockholders	$(43,856)	$(51,125)
Net loss and adjustment attributable to redeemable non-controlling interest	9,200	2,575
Net loss	(34,656)	(48,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,526	15,016
Amortization of deferred contract costs	16,261	15,286
Amortization of debt issuance costs	1,950	1,456
Gain on extinguishment of convertible senior notes	—	(3,970)
Stock-based compensation	97,079	94,910
Non-cash lease expense	2,538	3,425
Other	(3,852)	(1,426)
Changes in operating assets and liabilities:
Accounts receivable	24,751	18,983
Deferred contract costs	(15,441)	(12,285)
Prepaid expenses and other assets	(5,079)	(2,674)
Accounts payable	603	(1,002)
Accrued expenses and other liabilities	(1,302)	767
Accrued compensation	4,002	(13,086)
Deferred revenue	(11,386)	(12,547)
Lease liabilities	(4,505)	(4,484)
Net cash provided by operating activities	86,489	49,819
Cash flows from investing activities:
Purchases of property and equipment	(1,646)	(1,193)
Capitalized internal-use software costs	(5,019)	(3,812)
Purchases of available-for-sale investments	(153,121)	(151,984)
Proceeds from maturities of available-for-sale investments	147,827	164,064
Proceeds from sales of available-for-sale investments	2,237	—
Purchases of non-marketable equity investments	—	(200)
Net cash (used in) provided by investing activities	(9,722)	6,875
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	(403)	391,543
Purchases of capped calls related to convertible senior notes	—	(55,102)
Repurchases of convertible senior notes	—	(223,471)
Investment from redeemable non-controlling interest holder	—	1,781
Repurchases of common stock	(97,523)	(50,000)
Proceeds from employee stock purchase plan	5,735	6,292
Proceeds from issuance of common stock upon exercise of stock options	1,527	8,390
Employee payroll taxes paid related to net share settlement of restricted stock units	(22,659)	(25,772)
Net cash (used in) provided by financing activities	(113,323)	53,661
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(109)	(451)
Net change in cash, cash equivalents, and restricted cash	(36,665)	109,904
Cash, cash equivalents, and restricted cash at beginning of period	366,667	274,019
Cash, cash equivalents, and restricted cash at end of period	$330,002	$383,923

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$326,440	$380,307
Restricted cash in other long-term assets	3,562	3,616
Total cash, cash equivalents, and restricted cash	$330,002	$383,923

Supplemental cash flow data:
Cash paid for income taxes	$580	$507
Cash paid for interest	$7,885	$1,797
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$537	$991
Stock-based compensation capitalized in internal use software	$1,305	$1,105
Bonuses capitalized in internal use software	$244	$111
Issuance costs included in accrued expenses	$—	$965

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

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, stockholders’ equity, and cash flows. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the full year ending January 31, 2025 or for any other interim period, or for any future year.

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

No single customer accounted for 10% or more of the total accounts receivable balance as of October 31, 2024 or January 31, 2024. No single customer accounted for 10% or more of revenue for the three and nine months ended October 31, 2024 or 2023.

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

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company billed $4.0 million and $3.8 million to entities associated with related parties in the nine months ended October 31, 2024 and 2023, respectively. Accounts receivable associated with related parties as of October 31, 2024 and 2023 and revenue recognized from related party transactions for the three and nine months ended October 31, 2024 and 2023 were not significant.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K/A.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. At October 31, 2024 and January 31, 2024, the Company had restricted cash of $3.6 million and $3.7 million, respectively, all of which was classified as non-current.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income statement expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendment requires that at each interim and annual reporting period, an entity discloses the amounts of certain expenses included in each relevant expense caption. The newly required expense disclosures include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. The amendment also requires that an entity discloses a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Balance at beginning of period	$16,062	$3,431	$7,293	$1,108
Investment by redeemable non-controlling interest	—	—	—	1,781
Net loss attributable to redeemable non-controlling interest	(203)	(324)	(681)	(1,513)
Adjustments to redeemable non-controlling interest	634	2,359	9,881	4,088
Foreign currency translation adjustments	—	6	—	8
Balance at end of period	$16,493	$5,472	$16,493	$5,472

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	October 31, 2024	January 31, 2024
Cash and cash equivalents:
Cash	$52,526	$55,736
Money market funds	273,914	305,283
Commercial paper	—	994
U.S. Treasury securities	—	998
Total cash and cash equivalents	$326,440	$363,011

Available-for-sale investments:
U.S. Treasury securities	$51,574	$50,036
Commercial paper	11,453	2,886
Corporate debt securities	120,375	131,259
U.S. Government agency securities	32,320	23,997
Total available-for-sale investments	$215,722	$208,178

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine months ended October 31, 2024 and 2023.

	October 31, 2024
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$51,509	$65	$51,574
Commercial paper	11,449	4	11,453
Corporate debt securities	120,376	(1)	120,375
U.S. Government agency securities	32,314	6	32,320
Total available-for-sale investments	$215,648	$74	$215,722

	January 31, 2024
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$50,012	$24	$50,036
Commercial paper	2,887	(1)	2,886
Corporate debt securities	131,395	(136)	131,259
U.S. Government agency securities	23,983	14	23,997
Total available-for-sale investments	$208,277	$(99)	$208,178

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	October 31, 2024
	Amortized Cost	Fair Value
Due within one year	$149,008	$149,157
Due between one to five years	66,640	66,565
Total	$215,648	$215,722

	January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$155,423	$155,158
Due between one to five years	52,854	53,020
Total	$208,277	$208,178

As of October 31, 2024, there were 54 securities in an unrealized loss position with an aggregate fair value of $88.8 million, 10 of which were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 10 securities was immaterial. As of January 31, 2024, there were 70 securities in an unrealized loss position with an aggregate fair value of $108.7 million, 33 of which were in a continuous unrealized loss position for more than 12 months. The unrealized loss related to the 33 securities was $0.2 million.

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of October 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$273,914	$—	$—	$273,914
U.S. Treasury securities	—	51,574	—	51,574
Commercial paper	—	11,453	—	11,453
Corporate debt securities	—	120,375	—	120,375
U.S. Government agency securities	—	32,320	—	32,320
Total	$273,914	$215,722	$—	$489,636
Included in cash equivalents				$273,914
Included in investments				$215,722

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$305,283	$—	$—	$305,283
U.S. Treasury securities	—	51,034	—	51,034
Commercial paper	—	3,880	—	3,880
Corporate debt securities	—	131,259	—	131,259
U.S. Government agency securities	—	23,997	—	23,997
Total	$305,283	$210,170	$—	$515,453
Included in cash equivalents				$307,275
Included in investments				$208,178

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2024 and January 31, 2024, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of October 31, 2024, the estimated fair value of the Company’s outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $55.5 million and the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $397.6 million. The fair values were determined based on the quoted price for the 2025 Notes and the 2028 Notes (collectively, the “Notes”) in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	October 31, 2024	January 31, 2024
Leasehold improvements	$7,111	$11,334
Computers and equipment	9,442	9,135
Furniture and fixtures	3,922	3,989
Capitalized internal-use software	24,825	18,257
Gross property and equipment(1)	45,300	42,715
Accumulated depreciation and amortization	(25,727)	(25,083)
Property and equipment, net	$19,573	$17,632
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized internal-use software of $7.9 million and $4.2 million that had not yet been placed in service as of October 31, 2024 and January 31, 2024, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $2.2 million and $2.1 million for the three months ended October 31, 2024 and 2023, respectively, and $6.4 million and $6.3 million for the nine months ended October 31, 2024 and 2023, respectively.

In the nine months ended October 31, 2023, the Company recorded an impairment charge of $0.4 million related to leasehold improvements abandoned during the period. The impairment charge was recorded in general and administrative expenses on the condensed consolidated statement of operations. No such impairment charges were recorded during the three and nine months ended October 31, 2024.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $43.8 million and $44.6 million as of October 31, 2024 and January 31, 2024, respectively. Amortization expense for deferred contract costs was $5.6 million and $5.1 million for the three months ended October 31, 2024 and 2023, respectively, and $16.3 million and $15.3 million for the nine months ended October 31, 2024 and 2023, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense, was not material for the three and nine months ended October 31, 2024.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	October 31, 2024	January 31, 2024
Assets:
Lease right-of-use assets	$2,436	$3,789
Liabilities:
Lease liabilities, current	3,550	6,180
Lease liabilities, non-current	6,119	6,809

As of October 31, 2024, the weighted average remaining lease term was 3.3 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 4.0%.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Operating lease expense	$858	$1,089	$2,560	$3,760
Short-term lease expense	654	567	1,706	1,335
Variable lease expense	273	270	653	867

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,660	$1,612	$4,929	$4,934

In the nine months ended October 31, 2023, the Company recorded an impairment charge of $0.8 million to the right-of-use asset associated with the subleased office, which is the amount that the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on the condensed consolidated statement of operations. There were no impairment charges recorded in the three and nine months ended October 31, 2024.

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

Accounting for the 2025 Notes and the 2028 Notes

The Notes are accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of October 31, 2024, the 2025 Notes are classified in current liabilities and the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.91% for the 2025 Notes and 2.13% for the 2028 Notes.

The net carrying amount of the Notes was as follows as of the dates indicated (in thousands):

	As of October 31, 2024			As of January 31, 2024
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$57,500	$402,500	$460,000	$57,500	$402,500	$460,000
Unamortized issuance costs	(168)	(9,803)	(9,971)	(597)	(11,373)	(11,970)
Net carrying amount	$57,332	$392,697	$450,029	$56,903	$391,127	$448,030

Interest expense recognized related to the Notes was as follows for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Contractual interest expense	$1,706	$931	$4,938	$2,728
Amortization of debt issuance costs	671	523	1,950	1,456
Total interest expense related to the Notes	$2,377	$1,454	$6,888	$4,184

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

The 2025 Capped Calls have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes, and an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of the Company’s common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2025 Capped Calls remain outstanding as of October 31, 2024.

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

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Deferred revenue, beginning of period	$217,889	$196,605	$228,161	$209,051
Billings	117,774	108,534	334,609	306,950
Revenue recognized	(118,946)	(108,720)	(346,053)	(319,582)
Deferred revenue, end of period	$216,717	$196,419	$216,717	$196,419

For the three and nine months ended October 31, 2024 and 2023, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

The transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

Beginning in the first quarter of fiscal 2025, the Company began to include contracts with an original term of less than 12 months in this disclosure. Such contracts comprised $116 million of remaining non-cancelable performance obligations as of October 31, 2024.

As of October 31, 2024, total remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $405 million. Of this amount, the Company expects to recognize revenue of approximately $278 million, or 68.6%, over the next 12 months with the balance to be recognized as revenue thereafter.

Note 12. Common Stock and Stockholders’ Equity

Common Stock Repurchases
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. During the nine months ended October 31, 2024, these shares were retired.

In May 2024, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $100.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through May 2026, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. During the three and nine months ended October 31, 2024, the Company repurchased a total of 3,830,761 and 5,144,009 shares, respectively, and subsequently retired 3,848,109 and 5,082,593 shares, respectively. The total shares retired during the three months ended October 31, 2024 includes a portion of shares that were in transit as of the prior quarter end. The cost of the remaining 61,416 shares is recorded as treasury stock in the condensed consolidated balance sheets. As of October 31, 2024, $1.5 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of October 31, 2024 and January 31, 2024, the Company was authorized to grant up to 36,096,724 shares and 31,519,553 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of October 31, 2024 and January 31, 2024, there were 19,799,837 shares and 17,178,454 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

October 31, 2024
Outstanding stock options and unvested RSUs and PSUs	14,042,039
Available for future stock option, RSU, and PSU grants	19,799,837
Available for Employee Stock Purchase Plan (“ESPP”)	3,984,879
Total common stock reserved for future issuance	37,826,755

Stock Options

As of October 31, 2024, there was approximately $0.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 1.2 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	7,412,056	$31.08
Granted	4,410,881	$20.97
Vested	(2,988,987)	$30.82
Forfeited or canceled	(946,330)	$30.42
Outstanding at October 31, 2024	7,887,620	$25.62

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of October 31, 2024, there was $193.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years based on vesting under the award service conditions.

Performance Stock Units

The Company grants PSUs to certain employees of the Company, which, in the current fiscal year, are to vest based on the level of achievement of certain targets related to the Company’s operating plan over the one-year performance period. In prior periods, PSUs vested based on both the level of achievement of certain targets related to the Company’s operating plan and the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period. The PSUs vest over a three-year period, subject to continuous service with the Company. The number of shares of the Company’s common stock that will vest based on the performance and market conditions can range from 0% to 200% of the target amount. Compensation expense for PSUs with performance conditions is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.

In the nine months ended October 31, 2024, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan and relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index for the fiscal year ended January 31, 2024. Based on the results, the PSUs granted in April 2023 (“2023 PSU Awards”) were cancelled as the target was not met.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	541,992	$35.08
Granted(1)	781,813	$21.62
Vested	(9,050)	$41.17
Forfeited or canceled	(45,108)	$39.02
Performance adjustment for 2023 PSU Awards	(487,834)	$34.98
Outstanding at October 31, 2024	781,813	$27.73
(1) This amount represents awards granted at 100% attainment.

During the three and nine months ended October 31, 2024, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of October 31, 2024, total unrecognized stock-based compensation cost related to PSUs was $9.0 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.

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

During the three months ended October 31, 2024 and 2023, the Company recognized $1.1 million and $1.3 million, respectively, of stock-based compensation expense related to the ESPP. During the nine months ended October 31, 2024 and 2023, the Company recognized $3.7 million and $4.7 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended October 31, 2024 and 2023, the Company withheld $2.6 million and $2.0 million, respectively, in contributions from employees. During the nine months ended October 31, 2024 and 2023, the Company withheld $7.7 million and $7.8 million, respectively, in contributions from employees.

During the nine months ended October 31, 2024, 312,660 shares of common stock were issued under the ESPP at a weighted average purchase price of $18.34 per share. During the nine months ended October 31, 2023, 325,983 shares of common stock were issued under the ESPP at a weighted average purchase price of $19.30 per share.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Cost of revenue	$1,432	$1,820	$4,696	$5,860
Research and development	11,576	11,128	34,640	34,002
Sales and marketing	7,639	8,094	23,702	22,362
General and administrative	11,126	10,786	34,041	32,686
Total stock-based compensation expense	$31,773	$31,828	$97,079	$94,910

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

The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to PagerDuty, Inc. common stockholders	$(5,924)	$(12,766)	$(33,975)	$(47,037)
Less: Adjustment attributable to redeemable non-controlling interest	634	2,359	9,881	4,088
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,558)	$(15,125)	$(43,856)	$(51,125)
Denominator:
Weighted average shares used in calculating net income (loss) per share, basic and diluted	91,438	93,104	92,530	92,257
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.07)	$(0.16)	$(0.47)	$(0.55)

Since the Company was in a loss position for the periods presented, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of October 31,
	2024	2023
Shares subject to outstanding common stock awards	13,260	13,354
Restricted stock issued to acquire key personnel	—	44
Shares issuable pursuant to the ESPP	187	188
Total	13,447	13,586

As described in Note 9, Debt and Financing Arrangements, upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of October 31, 2024, the conversion options of the Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

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

The Company recorded provision for income taxes of $0.7 million and $1.3 million for the three and nine months ended October 31, 2024, respectively, and a benefit from income taxes of $41.0 thousand and $0.2 million for the three and nine months ended October 31, 2023, respectively.

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
United States	$85,530	$79,487	$250,637	$232,576
International	33,416	29,233	95,416	87,006
Total	$118,946	$108,720	$346,053	$319,582

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2024 or 2023.

As of October 31, 2024, 63% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 21% were located in Canada, 13% were located in Portugal, 2% were located in Chile, and 1% were located in the United Kingdom.

As of January 31, 2024, 73% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 20% were located in Canada, 4% were located in Portugal, 2% were located in the United Kingdom, and 1% were located in Chile.

Note 16. Subsequent Events
In November 2024, the Company entered into an amended lease agreement for its San Francisco office lease. The amendment: (i) reduces the square footage of the lease premises; and (ii) extends the term of the lease for the remaining portion of the existing lease premises for approximately three years, commencing on March 1, 2025. The annual lease payment during the first year is approximately $1.8 million, escalating approximately 3% each year.

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

We continuously monitor geopolitical conflicts around the world and their effects on our business. While we do not believe the ongoing Russia-Ukraine conflict or the conflict in Israel and the surrounding areas will have a material impact on our business and results of operations, our business and results of operations could be materially impacted if these conflicts continue or worsen, leading to greater global economic disruptions and uncertainty. Our customers in regions impacted by conflict represented an immaterial portion of our net assets and total consolidated revenue both as of and for the three and nine months ended October 31, 2024 and 2023.

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

	As of October 31,
	2024	2023
Customers	15,050	15,049
Customers with greater than $100.0 thousand in ARR	825	778

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

	Last 12 months ended October 31,
	2024	2023
Dollar-based net retention rate for all customers	107%	110%

Results of Operations

Three months ended October 31, 2024 compared to three months ended October 31, 2023

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended October 31,
	2024		2023
Revenue	$118,946	100.0%	$108,720	100.0%
Cost of revenue(1)	20,268	17.0%	19,705	18.1%
Gross profit	98,678	83.0%	89,015	81.9%

Operating expenses:
Research and development(1)	34,267	28.8%	34,272	31.5%
Sales and marketing(1)	49,272	41.4%	49,630	45.6%
General and administrative(1)	25,432	21.4%	25,955	23.9%
Total operating expenses	108,971	91.6%	109,857	101.0%
Loss from operations	(10,293)	(8.7)%	(20,842)	(19.2)%

Interest income	6,912	5.8%	6,029	5.5%
Interest expense	(2,377)	(2.0)%	(1,454)	(1.3)%
Gain on partial extinguishment of convertible senior notes	—	—%	3,970	3.7%
Other income (expense), net	346	0.3%	(834)	(0.8)%
Loss before (provision for) benefit from income taxes	(5,412)	(4.5)%	(13,131)	(12.1)%
(Provision for) benefit from income taxes	(715)	(0.6)%	41	—%
Net loss	$(6,127)	(5.2)%	$(13,090)	(12.0)%
Net loss attributable to redeemable non-controlling interest	(203)	(0.2)%	(324)	(0.3)%
Net loss attributable to PagerDuty, Inc.	$(5,924)	(5.0)%	$(12,766)	(11.7)%
Less: Adjustment attributable to redeemable non-controlling interest	634	0.5%	2,359	2.2%
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,558)	(5.5)%	$(15,125)	(13.9)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended October 31,
	2024	2023
Cost of revenue	$1,432	$1,820
Research and development	11,576	11,128
Sales and marketing	7,639	8,094
General and administrative	11,126	10,786
Total	$31,773	$31,828

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

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2024	2023	$	%
Revenue	$118,946	$108,720	$10,226	9.4%

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2024	2023	$	%
Cost of revenue	$20,268	$19,705	$563	2.9%
Gross margin	83.0%	81.9%

The increase in cost of revenue is primarily due to: (i) an increase of $0.4 million for amortization of internally developed software; (ii) an increase of $0.3 million in personnel costs as a result of an increase in headcount, offset by changes in the components of compensation plans; (iii) an increase of $0.2 million in hosting, software, and telecom costs; and (iv) an increase of $0.2 million in training and travel-related costs; offset by (v) a decrease of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs, primarily as a result of decreased lease expenses.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$34,267	$34,272	$(5)	—%
Sales and marketing	49,272	49,630	(358)	(0.7)%
General and administrative	25,432	25,955	(523)	(2.0)%
Total operating expenses	$108,971	$109,857	$(886)	(0.8)%

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

The change in research and development expenses was not significant period over period.

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

Sales and marketing expenses decreased primarily due to: (i) a decrease of $1.0 million in other expenses, primarily related to a training event that occurred during the three months ended October 31, 2023 that did not recur in the current period; (ii) a decrease of $0.9 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iii) an increase of $0.8 million in training and travel-related costs; and (iv) an increase of $0.6 million in marketing costs for media campaigns during the current period.

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

General and administrative expenses decreased primarily due to: (i) a decrease of $0.4 million in insurance, business taxes, and licenses costs; (ii) a decrease of $0.2 million in costs to support the business and related infrastructure, which include allocated overhead costs; (iii) a decrease of $0.1 million in training and travel-related costs; and (iv) a decrease of $0.1 million in outside services spend due to higher leverage of internal resources; offset by (v) an increase of $0.4 million in personnel expenses, driven largely by an increase in bonuses for general and administrative employees.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2024	2023	$	%
Interest income	$6,912	$6,029	$883	14.6%
Interest expense	$(2,377)	$(1,454)	$(923)	63.5%
Gain on partial extinguishment of convertible senior notes	$—	$3,970	$(3,970)	(100.0)%
Other income (expense), net	$346	$(834)	$1,180	(141.5)%
(Provision for) benefit from income taxes	$(715)	$41	$(756)	(1,843.9)%

Interest income: Interest income consists of accretion income and amortization expense on our available-for-sale investments and income earned on our cash and cash equivalents and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.

Interest income increased primarily due to accretion on our cash, cash equivalent and investment balances in the current year.

Interest expense: Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 (the “2025 Notes”) that were outstanding in the three and nine months ended October 31, 2023 and partially extinguished in October 2023. Interest expense for the three and nine months ended October 31, 2024 also includes the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.

Interest expense increased primarily due to contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023. The increase was partially offset by a decrease in the amortization of debt issuance costs and interest for the 2025 Notes that were partially extinguished in October 2023 and therefore had less of an impact on the current period.

Gain on partial extinguishment of convertible senior notes: During the three months ended October 31, 2023, the Company recorded a gain on partial extinguishment of convertible senior notes as a result of the October 2023 repurchase of the 2025 Notes. No such gain was recorded during the three months ended October 31, 2024.Refer to Note 9. Debt and Financing Arrangements in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

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

The change in (provision for) benefit from income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Nine months ended October 31, 2024 compared to nine months ended October 31, 2023

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Nine months ended October 31,
	2024		2023
Revenue	$346,053	100.0%	$319,582	100.0%
Cost of revenue(1)	59,691	17.2%	57,474	18.0%
Gross profit	286,362	82.8%	262,108	82.0%

Operating expenses:
Research and development(1)	106,878	30.9%	104,221	32.6%
Sales and marketing(1)	148,737	43.0%	143,155	44.8%
General and administrative(1)	78,800	22.8%	77,547	24.3%
Total operating expenses	334,415	96.6%	324,923	101.7%
Loss from operations	(48,053)	(13.9)%	(62,815)	(19.7)%

Interest income	21,408	6.2%	15,242	4.8%
Interest expense	(6,888)	(2.0)%	(4,184)	(1.3)%
Gain on partial extinguishment of convertible senior notes	—	—%	3,970	1.2%
Other income (expense), net	212	0.1%	(960)	(0.3)%
Loss before (provision for) benefit from income taxes	(33,321)	(9.6)%	(48,747)	(15.3)%
(Provision for) benefit from income taxes	(1,335)	(0.4)%	197	0.1%
Net loss	$(34,656)	(10.0)%	$(48,550)	(15.2)%
Net loss attributable to redeemable non-controlling interest	(681)	(0.2)%	(1,513)	(0.5)%
Net loss attributable to PagerDuty, Inc.	$(33,975)	(9.8)%	$(47,037)	(14.7)%
Less: Adjustment attributable to redeemable non-controlling interest	9,881	2.9%	4,088	1.3%
Net loss attributable to PagerDuty, Inc. common stockholders	$(43,856)	(12.7)%	$(51,125)	(16.0)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Nine months ended October 31,
	2024	2023
Cost of revenue	$4,696	$5,860
Research and development	34,640	34,002
Sales and marketing	23,702	22,362
General and administrative	34,041	32,686
Total	$97,079	$94,910

Revenue

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2024	2023	$	%
Revenue	$346,053	$319,582	$26,471	8.3%

Revenue increased primarily due to growth from existing customers, which was driven by an increase in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2024	2023	$	%
Cost of revenue	$59,691	$57,474	$2,217	3.9%
Gross margin	82.8%	82.0%

The increase in cost of revenue is primarily due to: (i) an increase of $1.6 million in amortization of internally developed software; (ii) an increase of $1.4 million in outside services spend for the customer service team; (iii) an increase of $0.8 million in hosting, software, and telecom costs; (iv) an increase of $0.6 million in amortization of acquired intangible assets; and (v) an increase of $0.4 million for training and travel-related costs; offset by (vi) a decrease of $1.9 million in personnel costs primarily as a result of changes in the components of compensation plans compared to the prior year; and (vii) a decrease of $0.9 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$106,878	$104,221	$2,657	2.5%
Sales and marketing	148,737	143,155	5,582	3.9%
General and administrative	78,800	77,547	1,253	1.6%
Total operating expenses	$334,415	$324,923	$9,492	2.9%

Research and development: Research and development expenses increased driven primarily by: (i) an increase in personnel costs of $3.3 million as a result of increased bonuses and stock-based compensation for research and development employees during the current period; offset by (ii) a decrease of $0.9 million in outside services spend due to higher leverage of internal resources.

Sales and marketing: Sales and marketing expenses increased primarily due to: (i) an increase of $2.7 million in marketing costs for media campaigns in the current period; (ii) an increase in outside consulting services of $2.6 million; (iii) an increase of $2.2 million in training and travel-related costs; and (iv) an increase of $1.6 million in personnel costs, primarily related to an increase in stock-based compensation, commissions, and bonuses; offset by (v) a decrease of $1.6 million in costs to support the business and related infrastructure, which include allocated overhead costs; (vi) a decrease of $1.2 million in other expenses, primarily related to a training event that occurred during the nine months ended October 31, 2023 that did not recur in the current period; and (vii) a decrease of $0.8 million in bad debt expense.

General and administrative: General and administrative expenses increased primarily due to: (i) an increase of $2.7 million in personnel costs, primarily driven by increased bonuses and stock-based compensation related to general and administrative employees; and (ii) an increase of $1.0 million in outside services costs; offset by (iii) a decrease of $1.3 million in costs primarily related to prior year real estate impairment charges that did not recur in the current period; and (iv) a decrease of $1.2 million in costs related to insurance, business taxes, and licenses.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2024	2023	$	%
Interest income	$21,408	$15,242	$6,166	40.5%
Interest expense	$(6,888)	$(4,184)	$(2,704)	64.6%
Gain on partial extinguishment of convertible senior notes	$—	$3,970	$(3,970)	(100.0)%
Other income (expense), net	$212	$(960)	$1,172	(122.1)%
(Provision for) benefit from income taxes	$(1,335)	$197	$(1,532)	(777.7)%

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

Gain on partial extinguishment of convertible senior notes: During the nine months ended October 31, 2023, the Company recorded a gain on partial extinguishment of convertible senior notes as a result of the October 2023 repurchase of the 2025 Notes. No such gain was recorded during the nine months ended October 31, 2024. Refer to Note 9. Debt and Financing Arrangements in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.

Other income (expense), net: The increase in other income (expense), net was due to fluctuations in foreign currency during the period.

(Provision for) benefit from income taxes: The change in (provision for) benefit from income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

Specifically, we exclude the following from historical and prospective non-GAAP financial measures, as applicable:

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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Gross profit	$98,678	$89,015	$286,362	$262,108
Add:
Stock-based compensation	1,432	1,820	4,696	5,860
Employer taxes related to employee stock transactions	29	21	112	138
Amortization of acquired intangible assets	2,200	2,087	6,875	6,260
Restructuring costs	—	—	(2)	137
Non-GAAP gross profit	$102,339	$92,943	$298,043	$274,503

Revenue	$118,946	$108,720	$346,053	$319,582
Gross margin	83.0%	81.9%	82.8%	82.0%
Non-GAAP gross margin	86.0%	85.5%	86.1%	85.9%

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

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Loss from operations	$(10,293)	$(20,842)	$(48,053)	$(62,815)
Add:
Stock-based compensation	31,773	31,828	97,079	94,910
Employer taxes related to employee stock transactions	452	415	1,729	2,315
Amortization of acquired intangible assets	2,832	2,806	8,917	8,417
Acquisition-related expenses	227	691	749	1,014
Restructuring costs	—	132	10	1,534
Non-GAAP operating income	$24,991	$15,030	$60,431	$45,375

Revenue	$118,946	$108,720	$346,053	$319,582
Operating margin	(8.7)%	(19.2)%	(13.9)%	(19.7)%
Non-GAAP operating margin	21.0%	13.8%	17.5%	14.2%

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

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,558)	$(15,125)	$(43,856)	$(51,125)
Add:
Stock-based compensation	31,773	31,828	97,079	94,910
Employer taxes related to employee stock transactions	452	415	1,729	2,315
Amortization of debt issuance costs	671	523	1,950	1,456
Amortization of acquired intangible assets	2,832	2,806	8,917	8,417
Acquisition-related expenses	227	691	749	1,014
Restructuring costs	—	132	10	1,534
Gain on extinguishment of convertible senior notes	—	(3,970)	—	(3,970)
Adjustment attributable to redeemable non-controlling interest	634	2,359	9,881	4,088
Income tax effects and adjustments	(6,310)	(466)	(16,402)	(1,920)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$23,721	$19,193	$60,057	$56,719

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Net cash provided by investing activities	$22,073	$16,917	$86,489	$49,819
Purchases of property and equipment	(552)	(245)	(1,646)	(1,193)
Capitalization of internal-use software costs	(2,078)	(1,441)	(5,019)	(3,812)
Free cash flow	$19,443	$15,231	$79,824	$44,814
Net cash (used in) provided by investing activities	$(3,101)	$10,887	$(9,722)	$6,875
Net cash (used in) provided by financing activities	$(78,118)	$54,157	$(113,323)	$53,661

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of October 31, 2024, our principal sources of liquidity were cash and cash equivalents and investments totaling $542.2 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2025 Notes and 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 9, Debt and Financing Arrangements, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2024, we had deferred revenue of $216.7 million, of which $214.1 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Program

In May 2024, we announced that our Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $100.0 million. The 2024 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through May 2026, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of October 31, 2024, we had repurchased a total of 5,144,009 shares, and subsequently retired 5,082,593 of those shares. The cost of the remaining 61,416 shares is recorded as treasury stock in the condensed consolidated balance sheets. As of October 31, 2024, $1.5 million of the total amount authorized to be repurchased remained available.

Future Contractual Obligations

Our estimated future obligations as of October 31, 2024 include both current and long-term obligations. Our debt obligations total $450.0 million, of which $57.3 million is short-term, and the remainder is long-term. Additionally, we had $3.5 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $3.6 million and a long-term obligation of $6.1 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of October 31, 2024, not including any future optional renewal periods.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine months ended October 31,
	2024	2023	$ Change
Net cash provided by operating activities	$86,489	$49,819	$36,670
Net cash (used in) provided by investing activities	(9,722)	6,875	(16,597)
Net cash (used in) provided by financing activities	(113,323)	53,661	(166,984)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(109)	(451)	342
Net change in cash, cash equivalents, and restricted cash	$(36,665)	$109,904	$(146,569)

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating loss performance due to the 8.3% increase in revenue and the 40.5% increase in interest income. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities increased, primarily due to an increase in capitalized internal-use software costs and a lower ratio of proceeds from maturities of available-for-sale investments relative to purchases of available-for-sale investments.

Financing Activities

Net cash used in financing activities increased, primarily as a result of an increase in repurchases of common stock and net cash inflow activity related to the conversion of our 2025 Notes which occurred during the nine months ended October 31, 2023 and did not recur during the nine months ended October 31, 2024.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $3.5 million of irrevocable standby letters of credit outstanding as of October 31, 2024. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the nine months ended October 31, 2023, decreasing our total cash balance by $0.5 million as of October 31, 2023, and a negative effect on cash in the nine months ended October 31, 2024, decreasing our total cash balance by $0.1 million as of October 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Annual Report on Forma 10-K/A, as amended by the Risk Factors described under “Part I—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2024.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended October 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
August 1 - 31, 2024	1,040,853	$19.21	1,040,853	51,968
September 1 - 30, 2024	1,350,809	$17.99	1,350,809	27,671
October 1 - 31, 2024	1,439,099	$18.22	1,439,099	1,456
Total	3,830,761		3,830,761
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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

On September 10, 2024, Dan Alexandru Solomon, a member of the Board of Directors, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on November 21, 2025 and provides for the sale of up to 550,810 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

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

PAGERDUTY, INC.
(registrant)

November 27, 2024	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

November 27, 2024	/s/ Owen Howard Wilson
Date	Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

November 27, 2024	/s/ Mitra Rezvan
Date	Mitra Rezvan
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)