Form 10-K
period 2025-01-31
PagerDuty, Inc.
filed 2025-03-17
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38856
_________________________
PAGERDUTY, INC.
_________________________
(Exact name of registrant as specified in its charter)

Delaware	27-2793871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Townsend St., Suite 200 San Francisco, California	94103
(Address of principal executive offices)	(Zip Code)

(844) 800-3889
(Registrant’s phone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 31, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.8 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 12, 2025, there were approximately 91,084,454 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2025.

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

Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about our expectations regarding:

•the impact of an economic downturn or recession, rising inflation, or significant market volatility in the global economy on our customers, partners, employees and business;
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

PART I

Item 1. Business

Overview

PagerDuty, Inc. (“PagerDuty,” “we,” “us” or “our”) is a global leader in digital operations management, enabling customers to achieve operational efficiency at scale and transform critical work for modern enterprises. The PagerDuty Operations Cloud combines artificial intelligence (“AI”) operations (“AIOps”), automation, customer service operations, and incident management with a generative AI assistant to create a flexible, resilient, and scalable platform to protect revenue and improve customer experience, accelerate innovation, improve operational efficiency, and mitigate risk of operational failures.

Today, nearly every business is a digital business. From retail to financial services, from travel and entertainment to supply chain logistics, everyday commerce relies on an incredibly complex network of digital infrastructure, systems, software, and teams. And while that complexity is only increasing, the need for those digital operations to be resilient is also rising, as organizations face pressure to meet escalating customer expectations, resolve incidents proactively, and deliver innovation without increasing costs. In this environment, the ability to anticipate, orchestrate, and resolve time-sensitive, critical and unplanned work before it escalates is a critical requirement for success.

Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for developers to a multi-product platform that crosses the silos of development, information technology (“IT”) infrastructure and operations, security, customer service, and business operations and reaches executive stakeholder roles across an organization. Today, we collect data and digital signals from virtually any software-enabled system or device and leverage AI and machine learning to correlate, process, and predict opportunities and incidents. Using incident management, automation, AI operations, and customer service operations, our platform for digital operations brings together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are. In addition, our generative AI capabilities allow organizations to manage mission-critical tasks smarter and faster.

We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 700 direct integrations to enable our customers to gather and correlate digital signals from their technology stack. This allows technical teams to collect digital signals from nearly any system or platform in their environment without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications within modern and legacy technology stacks to drive automation of work.

We generate revenue primarily from cloud-hosted software subscription fees. We also generate revenue from term-license software subscription fees. PagerDuty has a land-and-expand business model that leads to viral adoption and expansion of our products. Although the PagerDuty platform can be used by any size of company, from small to mid-market to enterprise companies, we have increasingly focused our go-to-market motion, including our field sales team, on serving enterprise customers. Nearly half of the Fortune 500 and approximately two thirds of the Fortune 100 rely on PagerDuty as essential infrastructure for the modern enterprise.

The PagerDuty sales and customer success teams drive expansion to additional users, new use cases, and additional products, as well as upgrades to higher-value plans. Our enterprise customers account for the majority of our revenue today. The PagerDuty platform is central to customer initiatives targeted at incident management transformation, operations center modernization, automation standardization, and customer experience operations. Our platform provides the technology to solve the customer problems underlying these and many other business initiatives.

Our business has experienced rapid growth since our inception. For the fiscal years ended January 31, 2025 and 2024, our revenue was $467.5 million and $430.7 million, respectively. We continue to invest in our business and had a net loss attributable to PagerDuty of $42.7 million and $75.2 million for the fiscal years ended January 31, 2025 and 2024, respectively.

Our Platform and Key Customer Benefits

We have invested aggressively in research and development to build innovative products that leverage AI and automation to deliver value to our customers. Our cloud-first platform is differentiated based on a broad range of attributes:

•Built for time-sensitive, mission-critical operations. Our platform is purpose-built to manage the real-time needs of modern digital operations. Our customers are navigating complex hybrid-cloud and microservices-based environments that are constantly changing state. This requires the ability to manage the entire service lifecycle from collecting data, interpreting digital signals, mobilizing a response when needed, and providing insights - all in real time. There is no concept of queued tickets or queued work on our platform because we are built to understand these situations and solve incidents within seconds or minutes.
•Over a decade of data from over 15,000 paying customers. As pioneers in digital operations management, we have a rich repository of machine-generated and human response data. We leverage our experience from incidents, changes, events, and incident resolutions to build advanced machine-learning capabilities. This AI-driven approach is designed to accelerate our customers' initiatives to continuously improve and transform their operations by providing rich contextual insights and in-depth analytics, which enable benchmarking and recommendations, allowing for the implementation of best practices.
•Over 700 integrations across the technology ecosystem. We have invested extensively in an ecosystem that includes over 700 integrations, allowing us to harness data from software-enabled systems and devices. We have deep integrations to a range of widely used technologies, such as Amazon Web Services (“AWS”), HashiCorp, New Relic, and Splunk, and many bidirectional integrations such as Atlassian, Microsoft VSTS, Salesforce, ServiceNow, and Slack. Our integrations support a broad range of use cases across development, IT, security, customer service and support, and other business functions. We provide capabilities through which our users can easily build integrations themselves and connect our products with other third-party technologies.
•Breadth of functionality. The PagerDuty Operations Cloud combines AIOps, automation, incident management, and customer service operations into a platform for mission-critical, time-critical operations work in the modern enterprise. Through the power of AI and automation, it detects and diagnoses disruptive events, mobilizing the right response, and streamlines infrastructure and workflows across digital operations. PagerDuty delivers resiliency, fidelity, and high availability at scale, while creating capacity for teams by keeping them in-context and in-flow. We have embedded machine learning, automation, AI, insights, and best practices across our products to help our customers realize value quickly.
•Proactive. We are leading a shift from efficient response to intelligent automation to help teams prevent incidents from occurring. We continue to invest in design and innovation capabilities to create proactive and predictive operations with our AI-enabled solutions, including AIOps, event orchestration, automation, and PagerDuty Advance.
•Combine intelligent automation and team mobilization. We combine process automation technology with team mobilization to serve up proposed automation routines to the right responder, with the option to initiate it with the click of a button. This enables tier one responders with the easy press-button automation of powerful remediation steps to cut critical minutes out of outages and incidents.
•Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure, including multiple cloud regions, availability zones, and communications, with no maintenance windows, so our customers can rely on our always-on platform. We have delivered 99.99% availability to our customers over the past 24 months. Security is a critical customer requirement, and we have governance, robust access control policies, and vulnerability management to support the needs of our customers.
•Designed for users and teams. Our software is easy to adopt and use. We provide a simple, self-service onboarding experience so teams can be up and running in minutes. Our products are mobile-first and include intuitive navigation. Customers can easily extend our platform across teams and multiple use cases within an organization.
•Technology agnostic. We are agnostic to our customer’s technology stack and provide them the choice to use the technologies that meet their needs. We are flexible, modular, and open in our approach to building our platform with a powerful application programming interface (“API”) to enable rapid integrations into even the most complex environments. Our open technology and broad range of integrations ensures that we can effectively co-exist with our customers' technology, including our chat experience, which includes Slack and Teams to allow users to work in their preferred tools and working environments.

•Enhanced productivity. PagerDuty empowers the full return on investment (“ROI”) of our customers’ technology stack, using machine learning, AI, automation, auto-remediation, and self-healing to bring together the right people with the right information to generate the appropriate action, in real time, when seconds matter.

The PagerDuty Operations Cloud consists of the following products that empower teams to address broader digital operations management requirements.

•Incident Management. PagerDuty Incident Management provides a real-time view across the status of a digital service while incorporating intelligent noise reduction to remove false positives. We empower users to take the right actions in real time, every time an incident occurs. With PagerDuty, users can shift towards a proactive, AI-powered approach to improve operational resilience by automating response, accelerating resolution, and preventing future occurrences with a unified platform that manages incidents end-to-end - from automated precision response, to business-wide orchestration, to major incident learning.
•AIOps. PagerDuty AIOps empowers users to gain powerful context and noise reduction at scale by applying machine learning to correlate and automate the identification of incidents from billions of events. Customers ingest and normalize events from essentially any source, and extract signal from the noise with intelligent alert grouping, enrichment and triage support, change intelligence, and dynamic routing leading to fewer incidents and faster resolution.
•Automation. PagerDuty Automation provides a centralized design-time and run-time environment for orchestrating automated workflows that span across departments, technologies, and networks. Users can speed up operations and resolve incidents faster while lowering operating costs, and reducing risk and liability. With self-service functionality, organizations can safely extend operations privileges to other teams and business units.
•Customer Service Operations. PagerDuty for Customer Service makes it easy to orchestrate, automate, and scale your response to customer impacting issues. With time-critical operations data, two-way communication, and a fully integrated tool stack, we provide what our customers need to act as a unit and resolve issues faster. During an incident, customers receive proactive and clear information on service status, resolution activities, and the ability to escalate, directly from within today’s most popular case management platforms.
•Artificial Intelligence. PagerDuty Advance is a set of generative AI capabilities for the PagerDuty operations cloud. From summarizing key information about an incident to authoring automation jobs, PagerDuty Advance supports humans by reducing the burden of repetitive and time-consuming tasks. Additionally, PagerDuty’s AI solutions play a vital role in driving faster and better decision-making by identifying next best action, generation of status updates, automatic generation of post-incident summaries, and more.

Our Growth Strategies

•Land new customers. We will continue to target new customers by leveraging our trusted brand and efficient go-to-market strategy, which combines self-serve viral adoption for all customers with a focused direct sales effort for potential enterprise customers. We will leverage partner growth pathways and continue to build our partner ecosystem to drive value, awareness, sales, and adoption of our products. We will continue to target potential customers with community building and marketing programs, which include digital campaigns, user events, executive programming, broader industry events, customer marketing activities, and partner and ecosystem engagement.
•Expand usage within our existing customer base across development, IT infrastructure and operations, security operations, customer service, and support, as well as with new user groups such as business and industrial operations. Our direct sales efforts are focused on enterprise and large customers, positioning our solutions through business value-led engagement with executives and technology buyers. At small and midsize companies, development and IT professionals often make an initial purchase of our platform for a small number of users and then expand users and add products over time. We continue to advance our sales, service and customer success efforts and how we work with partners to demonstrate business value to our customers that drives increased adoption by teams and users of our solutions.

•Introduce new products and solutions. We will continue to make investments in research and development to bolster our existing solutions and products, increase the reach of our integrations, and innovate on our platform. Our expanding portfolio of solutions provides us additional opportunities to create business value for customers that results in upsell and cross-sell expansion growth. In addition to internal development, we can expand our product portfolio and offerings through partnerships and acquisitions.
•Grow our international presence. We will build on our success by growing our sales outside North America, particularly in EMEA, Asia Pacific, and Japan. The self-service, low friction nature of our offering allows us to expand our reach, through direct sales and partners, into other regions where we see significant opportunity. Our international operations generated 28% of our revenue in the fiscal year ended January 31, 2025.
•Grow our U.S. public sector and Federal presence. In March 2024, we announced our approval for “In Process” status within the Federal Risk and Authorization Management Program (“FedRAMP®”) Marketplace. We have a growing presence in the U.S. public sector and expect that the FedRAMP authorization will increase our access in this market.

Our Market Opportunity

Our platform has demonstrated core use cases across development, IT infrastructure and operations, customer service and support, security operations and other business functions. We estimated that in 2024, there were approximately 87 million potential users worldwide in the development, IT infrastructure and operations, customer service and support, and security operations segments, comprised of approximately:

•30.0 million development personnel
•23.0 million IT operations personnel
•28.0 million customer service and support personnel
•6.0 million security operations personnel

We estimate our total addressable market is approximately $50 billion. To calculate our total addressable market, we multiply our estimate of 87 million potential users by our applicable product average revenue per user. We believe that we have approximately 1% penetration worldwide within these markets. In addition to our core use cases, we are seeing customers use our platform across their business operations and industrial operations.

Customer Success

We are committed to the success of our customers. This means delivering recurring value via performance improvements that enable our customers to mature their digital initiatives. The key to delivering recurring value is rapid implementation of our PagerDuty capabilities with a focus on continuous improvement throughout our relationship. We assist our customers by enhancing their ability to operate in real-time via cross-functional data telemetry, workflows in engineering, IT, security, customer support, executive leadership, and across their entire employee base.

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

Research and Development

Our research and development team consists of our engineering, product management, user experience, and technical operations teams. These groups are responsible for the design, development, testing, delivery, and support of new and existing technologies and features for our platform. They are also responsible for scaling our platform and improving our cloud infrastructure and ultimately, our high availability. We invest substantial resources in research and development to drive core technology innovation and bring new products to market. Our distributed research and development efforts enable us to attract the best talent across our multiple locations, including San Francisco, Atlanta, Toronto, and Lisbon as well as fully remote workers not located near our hubs.

Sales and Marketing

We employ a go-to-market strategy organized around the size of a company and industry vertical. We principally deploy a high-touch sales-led motion for enterprise customers in our key verticals and largely a programmatic and product-led motion for smaller and mid-market customers.

For enterprise customers, our field sales teams orient around engagement with senior IT, engineering, and business operations management and our marketing strategies align to the business problems we solve for these leaders. We drive demand and brand differentiation through a mix of digital, account-based, and event-driven initiatives targeted at enterprise decision-makers. Additionally, customer awareness and adoption is driven through word of mouth, brand development with a high-velocity programmatic and product-led sales motion for both the initial land of new customers and the subsequent expansion of smaller and mid-market customers.

We also host and present at regional, national, and global events to engage both customers and prospects, deliver product training, share best practices, and foster community. Our technical leaders and evangelists frequently speak as subject matter experts at market-leading developer events.

Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional products to our existing customers. Our sales teams are primarily organized by geography, consisting of the Americas, EMEA, Asia Pacific, and Japan. In the Americas, we have a sales team specifically focused on the public sector. In addition, we factor in target company size and industry vertical in creating our sales teams.

PagerDuty Incident Management is offered as four plan options offered on a per-user basis - Free, Professional, Business and Enterprise - to address increasingly complex requirements. Customers may begin their journey on the PagerDuty platform with the Free plan for up to five users and grow into full Enterprise capabilities with thousands of users.

PagerDuty AIOps empowers customers to optimize costs associated with unplanned operations. Leveraging unsupervised machine learning, integrated automation, and event management, the solution detects and mitigates incidents in real time. AIOps is offered under a consumption model supporting tiers of consumption events.

PagerDuty for Customer Service Operations connects and bridges the gap between customer cases from customer service teams and incidents for IT operations and Development teams. It is offered in three plan options similar to our Incident Management plans on a per-user basis - Professional, Business, and Enterprise.

PagerDuty Automation allows customers to automate runbooks and workflows for both their planned and unplanned work in their development and IT environments. It can be used standalone or integrated with our Incident Management and AIOps products and is provided in both a software-as-a-service (“SaaS”) and self-hosted model.

PagerDuty Advance leverages generative AI capabilities to accelerate mission-critical work and mitigate operational risk. It is available on a usage basis to term customers of PagerDuty Incident Management.

Competition

The PagerDuty Operations Cloud provides a leading platform for modern digital operations. We deliver full operations lifecycle management (from detection to response orchestration, to remediation, learning, and prevention), which is complemented with capabilities to deliver deep AIOps insights, and automate processes and workflows in and adjacent to incident management. As a result, we face competition from vendors who provide similar capabilities in some of our product areas, including Atlassian, Splunk, Red Hat, Everbridge, ServiceNow, and others. We also face competition from homegrown/in-house solutions. As we continue to expand our offerings in emerging areas, including automation and AI, we expect competition from other vendors focused on these areas.

Key competitive factors include total cost of ownership, product functionality, breadth of offerings, security, flexibility, and performance. PagerDuty is confident in our favorable positioning against competitors across these factors. The potential introduction of new technologies by existing competitors could impact demand for our services. Additionally, we face pricing pressures as some competitors offer dramatically lower prices to get their foot into accounts before they increase prices in the future. Larger competitors, in particular, possess the operational flexibility to bundle competing products and services within broader software offerings, often presenting them at a reduced price.

Seasonality

We experience seasonality in our billings, bookings, and other operating results. The first fiscal quarter of each year is usually our lowest billings and bookings quarter. Billings and bookings during our first fiscal quarter are typically lower than the prior fiscal fourth quarter. We believe that this results from the procurement, budgeting, and deployment cycles of many of our customers, particularly our enterprise customers. We expect that this seasonality will continue to affect our billings, bookings, and other operating results as we continue to target larger enterprise customers.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual and other protections, to establish and protect our intellectual property rights. We had 25 issued patents and 45 patent applications pending examination in the United States as of January 31, 2025 that, with respect to issued patents, are expected to have terms ending between 2033 and 2043. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We do not believe that we are materially dependent on any one or more of our patents or other intellectual property rights.

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

Regulatory

We are subject to a number of U.S. federal and state and foreign laws, regulations, federal acquisition regulations, and other legal requirements that involve matters central to our business. These laws and regulations may involve data privacy, security, intellectual property, competition, consumer protection, export, taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving, subject to change, and being tested in courts, and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—We are subject to evolving and increasingly stringent U.S. and foreign laws, regulations, rules, contractual obligations, policies and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; adverse publicity and reputational damage; loss of revenue or profits; loss of customers or sales; decrease the price of our common stock; and other adverse business consequences.”

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 15. Geographic Information in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Human Capital

Our corporate culture is a critical component of our success, and we will continue taking steps to help foster innovation, teamwork, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative. We are continually investing in our global workforce to create a sense of belonging, provide fair and market-competitive total rewards to engage our employees, support our employees’ well-being, and foster their growth and development. As of January 31, 2025, we had 1,242 employees, of which approximately 55% were in the United States and 45% were in our international locations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Global Belonging

Our vision is to build an equitable world where we transform critical work so all teams can delight their customers and build trust. At PagerDuty, we are committed to fostering a culture that supports our customers, employees, and communities through fair business practices. We are dedicated to ensuring that no employee is discriminated against based on race, nationality, gender, religion, sexual orientation, disability, or any other characteristic protected by law.

We empower Dutonians - employees of all backgrounds - to champion our customers and cultivate a culture of global engagement and belonging. To achieve this, we focus on creating a workplace where everyone feels welcome, safe, and heard. By aligning our efforts with the needs of our customers, employees, and community, our people-related initiatives foster meaningful connections, inspire innovation, and enable Dutonians to actively contribute.

Through tailored programs and initiatives, we strive to create a workplace that supports personal and professional growth, encourages innovation, and empowers Dutonians to make a meaningful impact to deliver value to our stakeholders. We offer all Dutonians opportunities to connect authentically, celebrate our workforce, and model our core values. These volunteer-driven opportunities inspire engagement and collaboration that drive our company’s objectives and success.

Compensation, Benefits, and Well-Being

We offer competitive compensation and benefits that support our employees’ overall well-being and attract, motivate, and retain a talented workforce, rewarding employees for their performance contributions and impact. Our employee pay programs and practices are designed to drive innovation, align pay to level of performance, and reflect PagerDuty’s cultural values and goals. We regularly evaluate our total rewards programs to ensure we are providing an employee value proposition that is competitive with a constantly changing market, as well as meets a hierarchy of needs of our employees. Aligned with our company strategy and objectives, our compensation programs include fixed base salary and opportunities for short-term and long-term variable incentives for those eligible. We offer a wide variety of benefits including, but not limited to, medical, dental, and vision benefits, flexible spending and health savings accounts, generous paid time-off and leave programs, and retirement plans. We also provide emotional well-being services through our employee assistance program and a variety of other behavioral health support applications.

Employee Engagement and Development

We are deeply committed and invested in ensuring our employees are provided with the resources and tools to not only thrive at PagerDuty, but to work better together as a global company. Our focus is to increase employee engagement throughout the entire employee lifecycle through intentional listening, activating our company values and practice, and communicating our employee value proposition to employees, customers and partners. Through different methods of listening, such as our periodic engagement surveys, we gather specific feedback on drivers of engagement to better create an engaging experience for all Dutonians. Our team equips our leaders with the coaching and training necessary to have conversations with our employees to empower them to own and drive their career development goals. We strive to provide a holistic experience where our employees feel engaged and connected to our company’s goals, as well as seeing themselves growing and developing within our organization.

Global Impact and Sustainability Initiatives

We launched PagerDuty.org in 2018 to help make a sustainable contribution to the communities in which we live, work, and serve by adding value to the planet and society, and therefore, to the company. PagerDuty.org empowers mission-driven teams to build a more equitable world and sustainable future. We do so by helping social impact organizations automate critical work and increase team productivity while reducing costs through our technology platform; deploying funding to advance equitable health and climate outcomes; and activating employees to create meaningful impact; and responsibly and ethically using our resources.

As a Pledge 1% member since 2017, we commit 1% of equity, 1% of product, and 1% of employee time to advance positive community impact. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation to fund our philanthropic giving. The PagerDuty.org Fund amplifies partner impact through unrestricted funding, donated product, and technical employee pro bono expertise. We deployed approximately $1.3 million in the fiscal year ended January 31, 2025, to advance the work of tech-forward organizations in crisis-response, crisis lines, and food equity. Through our Impact Accelerator program, we continue to support organizations advancing crisis response and mental health services, including Crisis Text Line, EmpowerWork, NAMI, TrekMedics, Turn.io, and YouthAlive!. These organizations are reimagining emergency care rooted in equity, tackling public health challenges using sensor technologies and data analytics, and healing communities by breaking the cycle of violence. Further, we continue to empower PagerDuty Employee Resource Groups and global impact champions to deploy funds to organizations and issues aligned to their community through our employee-led community grantmaking program.

Our employee impact programs are designed to engage employees in these sorts of initiatives throughout their tenure, beginning with new hire onboarding. Our volunteer time off policy offers employees 20 hours annually to volunteer and vote. In 2023, we launched a gift-matching program to amplify employee donations to eligible nonprofit organizations, providing a capped 1:1 match for employee contributions. Beginning with new hires, our rewards and recognition programs celebrate the contributions employees make in giving their time, expertise, or capital. 83% of our employees participated in volunteering or giving in 2024, with 83% citing that “PagerDuty’s investment in social impact makes me proud to work here.”

In 2021, PagerDuty expanded its tailored support to mission-driven organizations, enabling nonprofit organizations, B Corps, and higher education institutions globally to more easily access critical technology that saves them time and money, so they can focus their efforts on their most essential work. Our impact pricing offering includes five free Professional user licenses, up to 40% off additional products, and expanded onboarding and training resources. Through our technical pro bono program, employees provide technical expertise to help impact customers implement or optimize their use of PagerDuty. As of January 31, 2025, we serve 585 Impact Customers representing $4.9 million ARR.

Our sustainability strategy and priorities are managed by our Environmental, Social and Governance Steering Committee, and are implemented by our Environmental, Social and Governance Working Group, composed of cross-functional business leaders, to help ensure that our business produces positive impact. The Nominating and Corporate Governance Committee of our board of directors has oversight over environmental, social and governance initiatives, per its charter. We periodically conduct materiality assessments to guide our impact priorities, and perform a comprehensive inventory covering all three scopes of greenhouse gas emissions to assess our carbon footprint. We have developed the following science-aligned climate targets that were validated in FY25 by the Science Based Targets Initiative (“SBTi”): “PagerDuty, Inc. commits to reduce absolute scope 1 and 2 GHG emissions 42% by FY2030 from a FY2023 base year; to reduce absolute scope 3 GHG emissions 25% by FY2030 from a FY2023 base year; and further to increase active annual sourcing of renewable electricity from 0% in FY2023 to 100% by FY2030.” In FY25, we achieved the goal of actively sourcing 100% renewable electricity, several years ahead of our target.

PagerDuty performs annual impact reporting to articulate our progress against our global impact, sustainability, and global belonging goals and commitments.

Available Information

We make available, free of charge through our website (www.pagerduty.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, results of operations, financial condition, or prospects, and could cause the trading price of our common stock to decline. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factors Summary

This summary provides an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed immediately following this summary.

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
•Seasonality may cause fluctuations in our sales and operating results.
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
•The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, significant costs, litigation and regulatory investigations and actions, harm to our reputation, loss of revenue or profits, loss of customers, and other adverse consequences.
•Interruptions or delays in performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.
•If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our revenue and growth prospects will decline.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2010 and have experienced net losses since inception. We generated a net loss attributable to PagerDuty, Inc. of $42.7 million, $75.2 million, and $128.4 million for the fiscal years ended January 31, 2025, 2024, and 2023 respectively, and as of January 31, 2025, we had an accumulated deficit of $595.2 million. We are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales and customer success teams to drive new customer adoption, expand use cases and integrations, and continue international expansion. We also face increased compliance costs associated with growth, and the expansion of our customer base. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our prior growth may not be indicative of our future growth, and, we may not be able to manage any additional growth effectively. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $467.5 million, $430.7 million, and $370.8 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Although we have historically experienced significant growth in our revenue, even if our revenue continues to increase, our revenue growth rate has declined and may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•acquisitions or strategic investments;
•international expansion; and
•general administration, including legal, accounting, and compliance expenses associated with operating as public company.

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

The market segment for digital operations management solutions, particularly enterprise-grade solutions, is still in a relatively early stage of development, and it is uncertain whether this market will continue to develop, how rapidly it will continue to develop, how much it will grow, or whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, or lack of awareness of the benefits of our platform or preference for other products with similar features that are available, sometimes at no cost, from their existing enterprise software providers. Our ability to expand sales subscriptions of our platform depends on several factors, including potential customer awareness of our platform; the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain, and effectively train inside and field sales personnel; our ability to develop or maintain integrations with partners; the effectiveness of our marketing programs; the costs of our platform; and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform, the market for our platform might not continue to develop or might develop more slowly than we expect, either of which would harm our growth prospects and operating results.

If we are unable to attract new customers, our revenue growth will be adversely affected.

To increase our revenue, we must continue to attract new customers, convert free customers to paying customers and increase sales to existing customers. Our ability to sell subscriptions for our products has in the past been and could in the future be impaired due to competitors introducing lower cost or differentiated products or services that are perceived to compete with our platform, and could also be impaired by market segment maturation and evolution of product and service offerings. Similarly, our subscription sales have in the past been and may in the future be adversely affected by customers or users within these organizations perceiving our products as having premium features that are not essential to their businesses, determining that features incorporated into competitive products reduce the need for our products or preferring to purchase competing products that are bundled with solutions offered by other companies, including our partners, that operate in adjacent market segments. Further, the current macroeconomic environment has made it more difficult to attract new customers and expand with existing customers, as we have seen customers display a higher level of scrutiny with their enterprise software spending and require additional sales support. As a result of these and other factors, we may be unable to attract new customers, which could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

Our previous and any future restructuring efforts may not result in the anticipated savings or operational efficiencies we expected, could result in greater total costs and expenses than we estimated, and could disrupt our business.

We have undertaken, and may undertake from time to time in the future, certain restructuring efforts to drive more efficient growth and advance our scaling initiatives. We may not realize, in full or in part, the anticipated benefits and savings from such restructuring efforts.

Furthermore, restructuring efforts may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, and reduced employee morale. If employees who were not affected by a reduction in headcount seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. Headcount reductions could also harm our ability to attract and retain qualified management, sales, marketing, engineering, and other personnel who are critical to our business. If we are unable to realize the expected operational efficiencies and cost savings from a restructuring, our operating results and financial condition would be adversely affected.

If we are unable to retain our current customers or sell additional functionality and services to them, our revenue growth will be adversely affected.

To increase our revenue, in addition to selling to new customers, we must retain existing customers and convince them to expand their use of our platform across their organizations — in terms of increasing the number of users, subscribing for additional functionality, and broadening the user base across multiple departments and business units. Our ability to retain our customers and increase the amount of their subscriptions could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described herein such as the macroeconomic environment. As a result, we may be unable to renew our subscriptions with existing customers or attract new business from existing customers, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, the trading price of our common stock.

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

The market for digital operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open-source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of emerging AI technologies such as generative AI and agentic AI (“Emerging AI Technologies”), and new market entrants, we expect that the competitive environment will remain intense going forward. For example, our competitors may more successfully incorporate Emerging AI Technologies into their products, gain or leverage superior access to certain technologies, or achieve higher market acceptance of their Emerging AI Technologies solutions. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than we have. For example, some companies that compete with certain components of our offerings include ServiceNow, Atlassian, and Splunk (acquired by Cisco). In addition, new entrants not currently considered to be competitors may enter the space through product development, acquisitions, partnerships, or strategic relationships. As we look to market and sell our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.

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

Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product offerings to compete with our platform, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product and services offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our platform. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price than our solutions, which has resulted in pricing pressures. Some of our larger competitors, such as ServiceNow, Atlassian, and Splunk, have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products.

In addition, because of the characteristics of open-source software, there may be fewer technology barriers to entry in the open-source market by new competitors. One of the characteristics of open-source software is that, subject to specified restrictions, anyone may modify and redistribute the existing open-source software and use it to compete in the marketplace. Such competition can develop with a smaller degree of overhead and lead time than required by traditional proprietary software companies. New open-source-based platform technologies and standards are consistently being developed and can gain popularity quickly. Improvements in open source could cause customers to replace software purchased from us with their internally-developed, integrated, and maintained open-source software. It is possible for competitors with greater resources than ours to develop their own in-house solution and make it available on an open-source basis to organizations that would otherwise be potential customers of ours, potentially reducing the demand for our products and putting price pressure on our offerings.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.

The nature of our business exposes us to inherent liability risks.

Our platform and related products,, including AIOps and Automation, are designed to provide quick, reliable alerts, to communicate information frequently during critical business events, such as information relevant to mitigating the damaging effects of system problems, and to automatically remediate systems problems. Due to the nature of such products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot assure you that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail.

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
•awareness of our brand and our reputation in our target markets; and
•health epidemics or pandemics.

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

We recognize revenue for our cloud-hosted software subscription fees over the term of our subscription agreement, and our subscriptions are typically one year in duration but can range from monthly to multi-year. As a result, much of our revenue is generated from cloud-hosted software subscriptions entered into during previous periods. Consequently, a decline in demand for our platform or a decline in new or renewed subscriptions in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through the sale of additional cloud-hosted software subscriptions in any period, as revenue from customers is recognized over the applicable term of their cloud-hosted subscriptions.

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

The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. In particular, advancements in technology such as AI and ML are changing the technology landscape, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. If we were unable to continue enhancing and evolving our digital operations platform or delivering new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive value at lower prices, more efficiently, more conveniently, more reliably, or more securely than our products, our business, results of operations, and financial condition would be adversely affected.

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

Our ability to increase our customer base and achieve broader market acceptance of our digital operations platform will depend to a significant extent on our ability to expand our marketing and sales organizations. We plan to continue expanding our direct sales force and partners, both domestically and internationally. We also plan to continue dedicating significant resources to sales and marketing programs, including inbound marketing and online advertising. The effectiveness of these programs has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines and the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“U.K. GDPR”) and other similar data privacy initiatives. All of these efforts have required and will require us to continue to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

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

While we rely predominantly on self-service purchases to establish new customer relationships, our inside and field sales teams target expansion opportunities with existing mid-market and enterprise customers. Sales to new and existing mid-market and enterprise customers involve risks that may not be present to the same extent or at all with sales to smaller organizations. As we continue to focus on increasing our sales to mid-market and enterprise customers, we face more complex customer requirements, substantial upfront sales costs, less predictability, and, in some cases, longer sales cycles than we do with smaller customers. With mid-market and enterprise customers, the decision to subscribe to our platform frequently may require the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization, and accordingly, sales to mid-market and enterprise customers may require us to invest more time educating these decision makers. Purchases by mid-market and larger enterprise customers are also frequently subject to budget constraints and unplanned administrative, processing, and other delays. Our ability to successfully sell our platform to mid-market and larger enterprise customers is also dependent upon the effectiveness of our sales force. For example, in the quarter ended October 31, 2024, several large enterprise deals were delayed due to extended procurement processes and sales cycles, which negatively impacted our results of operations. Our business increasingly depends on closing larger, more complex enterprise transactions with longer sales cycles, making our results more difficult to predict. Any shortfall in execution or delays in large deal closings could adversely impact our operating results in future periods. If we are unable to increase sales of our platform to mid-market and larger enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely affected.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, heightened inflation and interest rates, bank failures, supply chain disruptions, labor shortages, exchange rate fluctuations, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics, geopolitical conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In particular, the United States has recently experienced historically high levels of inflation, which has increased and may continue to increase our supply, employee and facilities costs and may decrease demand for our products. Furthermore, our customers have in the past and may in the future be materially negatively impacted by these factors, which has in the past caused and may in the future cause them to reduce their budgets, decrease their spending due to capital constraints, or be unable to fulfill their payment obligations to us, and our business could be negatively impacted. Competitors, many of whom are larger and have greater financial resources than we do, have responded and may in the future respond to challenging market conditions by lowering prices, bundling offerings or providing more customer support in an attempt to attract our customers. In addition, the increased pace of consolidation amongst customers and potential customers, such as those with established IT functions that render our products less relevant, may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.

Issues relating to the responsible use of our technologies, including AI in our offerings, may result in reputational and/or financial harm and liability.

We are increasingly building AI capabilities into many of our products and services, including through the launch of PagerDuty Advance and AIOps. Concerns relating to the responsible use of new and evolving technologies, such as Emerging AI Technologies, in our offerings may result in reputational and/or financial harm and liability and may cause us to incur costs to resolve such issues. For example, Emerging AI Technologies may be insufficient, biased, inaccurate, or of poor quality, which could result in customer legal allegations for outcomes of our products, rejection or skepticism of our products, affect our reputation and brand, and negatively affect our financial results. Furthermore, Emerging AI Technologies pose emerging legal, social, and ethical issues and present risks and challenges that could affect its adoption, and therefore our business. If our offerings draw controversy due to their perceived or actual impact on society, such as Emerging AI Technologies solutions that have unintended consequences or are controversial because of their impact on critical infrastructure, human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop and implement effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Our failure to address concerns and regulation relating to the responsible use of AI could slow adoption of both Emerging AI Technologies and traditional AI in our products and services or cause reputational and/or financial harm.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose in our employees. Failure to preserve our culture negatively affects our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow, we may find it difficult to attract and retain high-performing top talent if we do not maintain a culture that is reflective of our talent. Thus, our company culture is a business imperative and critical to our competitive position within our industry. If we fail to maintain our company culture, our business and competitive position may be adversely affected.

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, and we cannot ensure that we would be able to timely replace members of our senior management or other key employees should any of them depart.

The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy and growth plans.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense and increasing. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. While the market for such personnel is particularly competitive in Silicon Valley, it is also competitive in other regions where we maintain operations, including Canada and Portugal. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other U.S. visas. If a new or revised U.S. visa program is implemented, it may impact our ability to recruit, hire, retain, or effectively collaborate with qualified skilled personnel, including in Canada, which could adversely impact our business, operating results, and financial condition. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train, and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the geographies where we do business. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, we may fail to identify, attract, and retain talented employees who support our corporate culture that we believe fosters innovation, teamwork, diversity, and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed.

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

If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, significant costs, litigation and regulatory investigations and actions, harm to our reputation, loss of revenue or profits, loss of customers, and other adverse consequences

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) of personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, “sensitive data”), including sensitive data of our customers and their respective employees.

Cyber-attacks, malicious internet-based or insider activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our or our customers’ sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state- actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.

We and the third parties with whom we work have experienced and will continue to experience cyber-attacks and other incidents, and are exposed to threats, that have resulted and could in the future result in, adverse consequences to our business including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences. We and the third-parties with whom we work have been and may continue to be subject to a variety of attacks and threats including but not limited to malware (including as a result of advanced persistent threat intrusions), social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks (which are becoming increasingly severe and prevalent), denial-of-service attacks, credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, personnel misconduct or error, malicious code (such as viruses or worms), loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, we may be unable to anticipate, detect, or prevent techniques used to obtain unauthorized access to or to sabotage our systems, or those of third parties with whom we work, because such techniques change frequently and are increasing in their sophistication.

During times of war and other major conflicts, we (and the third parties with whom we work) may be vulnerable to a heightened risk of cybersecurity threats, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, cloud-based infrastructure, data center facilities, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. When the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences.

While we may be entitled to damages if the third parties with whom we work fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities, in our information systems (such as hardware and/or software, including that of third parties with whom we work), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis.

Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Even if we have issued or otherwise made available patches or information for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner for measures that require customer action. Vulnerabilities could be exploited and result in a security incident.

As our platform operates in a multi-tenant environment, there is a risk that sensitive customer data could be improperly accessed, disclosed, or leaked to unauthorized parties due to security vulnerabilities, configuration errors, or other operational factors.

Any of the previously identified or similar threats could cause a security incident, production downtime, or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our or our customers’ sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

We may expend significant resources or modify our business activities to try to protect against incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

The reliability and availability of our service is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our service are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such a fix may be difficult to push out to our customer-facing services or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our service by our customers. If our customers fail to use our service according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents., or to implement other requirements, such as providing credit monitoring. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and material attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. In particular, our product and service offering specifically involves protecting the information or systems of our customers, and a security incident could heighten the impact of these material adverse consequences because of the nature of our business and expectations of our customers.

Additionally, our sensitive data or those of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Sensitive data (including confidential, competitive, proprietary, or personal data) that is inputted into a generative AI/machine learning platform or otherwise made available to developers of generative AI/machine learning platforms could be leaked or disclosed to others if it is used to train a third party AI/machine learning model. Additionally, where an AI/machine learning model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive data generated by the model.

We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.

We rely upon our marketing strategy of offering a 14-day free trial and “freemium” plan, a free version of PagerDuty and an open source version of Rundeck Automation as well as other inbound, lead-generation strategies to generate new sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. A subset of users never converts from the trial or free version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial or free versions of our products being able to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.

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

The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with third-party applications, tools, and software. These third- parties may change the features of their technologies, restrict our access to their applications, tools, or other software or alter the terms governing their use in a manner that is adverse to our business and our ability to market and sell our digital operations platform. Such third parties could also develop features and functionality that limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications, tools, or other software that our customers use, use publicly available APIs for our integrations, or expose APIs for our customers to use, we may not be able to offer the functionality that our customers require, which would negatively affect our results of operations and growth prospects.

Further, we are subject to requirements imposed by mobile application stores such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we or our partners collect, use, and share data from users. Similarly, new technical requirements and policies that our partners put in place or are subject to could impact our ability to operate as expected in certain jurisdictions. If we do not comply with these requirements, we could lose access to the application store and users, and our business would be harmed.

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

In January 2018, the Federal Communications Commission (the “FCC”) repealed “network neutrality” rules, which barred internet service providers from blocking or slowing down access to online content, protecting services like ours from such interference. The 2018 decision was largely affirmed by the U.S. Court of Appeals for the District of Columbia Circuit, subject to a remand to consider several issues raised by parties that supported network neutrality, and in November 2020 the FCC affirmed its decision to repeal the rules. The FCC again adopted net neutrality rules on May 7, 2024 and the new rules bar internet service providers from blocking or throttling content and prohibit requiring content providers to pay for preferential access to users, a practice known as paid prioritization. These rules were stayed by the U.S. Court of Appeals for the Sixth Circuit on July 12, 2024, and on January 2, 2025, the court issued a decision overturning the rules, based on a conclusion that, under the federal Communications Act, broadband internet access service is an information service, not a common carrier service. This decision has the effect of reinstating the 2018 order. We cannot predict whether this decision will be appealed to the Supreme Court or any action the Supreme Court might take if an appeal is filed, or the impact of the 6th Circuit decision or any further appeal on our operations or business.

In addition, certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s state-specific network neutrality law has taken effect, and Vermont’s law took effect, but a challenge to that law remains pending. We cannot predict whether the state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2025, 2024, and 2023 customers outside of the United States generated 28%, 28%, and 24%, respectively, of our revenue. We currently have offices in Australia, Canada, Chile, Japan, Portugal, the United Kingdom (“UK”), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2025, approximately 45% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
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

Political actions, including trade protection and national security policies of U.S. and foreign government bodies, such as tariffs, import or export regulations, trade and economic sanctions, quotas, or other trade barriers and restrictions could affect our ability to fulfill our contractual obligations and have a material adverse effect on our business. Further, due to political uncertainty and military actions such as Russia’s invasion of Ukraine or the conflict in Israel, Syria, and the surrounding areas, we and the third parties upon which we rely may be vulnerable to a heightened risk of security incidents, computer malware, social-engineering attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of sensitive data or other information technology assets, and other cyber-attacks, including attacks that could materially disrupt our systems and operations, supply chain, and ability to do business.

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

As of January 31, 2025, we had federal net operating loss (“NOL”) carryforwards as reported on the tax return in the amount of $404.2 million. Beginning in 2037, $5.3 million of the federal NOLs will begin to expire. The remaining $398.9 million will carry forward indefinitely. As of January 31, 2025, we had state and foreign net operating loss carryforwards as reported on the tax return in the amount of $29.2 million and $6.5 million, respectively, which begin to expire in 2028 and 2033, respectively. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Under current U.S. tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years. Federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states have imposed or will impose similar limitations on the use of NOLs. For these reasons, we may not be able to utilize a material portion of the NOLs prior to expiration, even if we were to achieve profitability, which may adversely affect our results of operations.

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

We may not be able to successfully manage the growth of our business if we are unable to continue improving our internal systems, processes, and controls.

We need to continue improving our internal systems, processes, and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. We may experience difficulties in managing improvements to our systems, processes, and controls in connection with the implementation of third-party software or otherwise, which could impair our ability to provide products to our customers in a timely manner, limit us to smaller deployments of our products, increase our technical support costs, or cause us to be unable to timely and accurately report our financial results in accordance with the rules and regulations of the SEC.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. While we have been issued patents in the United States and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our pending patent applications. In addition, any patents that are issued may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. There can be no assurance that others will not independently develop similar products, duplicate any of our products, design around our patents, or use or even register our trademarks in various jurisdictions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of jurisdictions outside the United States. In addition, certain countries into which we might expand our business might require us, as examples, to do business through an entity that is partially owned by a local investor, to make available our technologies to state regulators, or to grant license rights to local partners in a manner not required by the jurisdictions in which we currently operate. As we expand our international activities, our exposure to reverse engineering of our technologies and unauthorized copying and use of our products and proprietary information, as well as unauthorized use of our trademarks, may increase.

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

Any litigation or claims against us could be costly and time-consuming to defend.

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees or whistleblower and other litigation and claims. Such matters have in the past and may in the future be time-consuming, result in substantial costs, require us to change our business practices, and divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results., regardless of their merit. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.

We have in the past, and may in the future be, subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We have in the past and may in the future become subject to intellectual property disputes. Lawsuits are time-consuming and expensive to resolve, and they divert management’s time and attention. Although we carry various insurance policies, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition.

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

We use open-source software in our products. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, require us to devote additional research and development resources to change our products, result in customer legal allegations for impacts on their businesses, rejection or skepticism of our products, affect our reputation and brand, and negatively affect our financial results. In addition, although we employ open-source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open-source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open-source software subject to certain types of open-source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions, each of which could reduce the value of our platform and technologies and materially and adversely affect our ability to sustain and grow our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data, and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement (including for the use of Emerging AI Technologies), inadequate data privacy and security, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations, and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or new customers, harming our business and results of operations. In addition, although we carry various insurance policies, our insurance may not be adequate to cover our indemnification obligations or to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging intellectual property infringement (including through the use of Emerging AI Technologies) or compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

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

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, governmental or other sanctions are imposed, or we do not prevail in any possible civil or criminal proceeding, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.

In the ordinary course of business, we process sensitive data (as defined above). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

Legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the European Economic Area (“EEA”) and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our products, face increased challenges to our ability to reach new or existing customers, and compliance with these laws may require us to make significant operational changes or otherwise negatively affect our business.

Our employees and personnel use Emerging AI Technologies to perform their work, and the disclosure and use of personal data in Emerging AI Technologies may be subject to various data privacy and security laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI, including Emerging AI Technologies. Our use of Emerging AI Technologies could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use Emerging AI Technologies, it could make our business less efficient and result in competitive disadvantages.

We use AI, including Emerging AI Technologies in our products and services (collectively, “AI” technologies). The development and use of AI present various data privacy and security risks that may impact our business. Use of AI is subject to data privacy and security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI. For example, the European Union’s Artificial Intelligence Act (“EU AI Act”) imposes strict requirements for the use of AI, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, we are, or and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, which have become increasingly stringent and complex due to changes in data privacy and security laws and regulations, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work, may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

The technology industry is subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently aware of any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or AI, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenues, or prevent us from offering products or services.

Further, as a result of new SEC rules and regulations, we are required to disclose additional information about the business, including human capital and diversity, and climate change and sustainability. Similar laws and regulations are enacted or proposed in California, the EU and various other jurisdictions. Compliance with any such new laws and regulations will be costly, time consuming and, as a global commercial organization, require expenditure of our limited resources to be in compliance with the various standards across the jurisdictions in which we operate. Failure to adequately meet these new and upcoming disclosure requirements may affect the manner and locations in which we choose to conduct our business and could adversely affect our profitability and returns to our investors. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with investors, governments, customers, employees, other third parties, and the communities and industries in which we operate, and on our business, share price, financial condition, and access to capital or results of operations, including the sustainability of our business over time.

We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners, or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities or that affect the services we can obtain from them. For example, the U.S. government recently has taken action against companies operating in China, intended to limit their ability to do business in the U.S. or with U.S. companies. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation, or changes to laws and regulations in the future.

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

Some such entities have industry-specific compliance requirements relating to certain security or regulatory standards, such as U.S. Federal Risk and Authorization Management Program (“FedRAMP”), that may be required to compete effectively. Working towards compliance with these standards can be expensive and time-consuming. If we cannot adequately comply with particular compliance requirements, our growth may be adversely impacted. For example, we are in the process of seeking FedRAMP authorization for PagerDuty Operations Cloud and if we fail to obtain and maintain such authorization, we will not be able to sell PagerDuty Operations Cloud, directly or indirectly, to certain federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against other enterprises whose competitive offerings are FedRAMP authorized.

Further, there can be no assurance that we will secure commitments or contracts with government entities even if we obtain such certifications, which could harm our margins, business, financial condition, and results of operations. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

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

Obtaining the necessary licenses or other authorizations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we have implemented precautions to comply with applicable export, import, and economic sanctions laws and regulations, including obtaining authorizations for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will entirely prevent violations. If we fail to comply, we and certain of our employees could be adversely affected through fines or penalties, reputational harm, government investigations, and possible incarceration for responsible employees and managers.

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

Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, or in our decreased ability to export or sell our products and solutions to existing or potential customers. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, financial condition and results of operations, and growth prospects.

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

In June 2020, we completed the private offering of 2025 Notes, issuing an aggregate principal amount of $287.5 million of 1.25% convertible senior notes due 2025. In October 2023, we repurchased $230.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of January 31, 2025, we had $57.5 million aggregate principal amount of the 2025 Notes outstanding. The interest rate on the 2025 Notes is fixed at 1.25% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year. In October 2023, we completed the private offering of 2028 Notes, issuing an aggregate principal amount of $402.5 million of 1.50% convertible senior notes due 2028. The interest rate on the 2028 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the relevant indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the relevant Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the Notes, we will be required to make cash payments for each $1,000 in principal amount of the Notes converted. of at least the lesser of $1,000 and the sum of the daily conversion values (as defined in the relevant indenture governing the Notes). We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or pay cash with respect to Notes being converted and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the relevant indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the relevant indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

In the event the conditional conversion feature of the applicable series of Notes is triggered, holders of such series of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any unconverted principal amount of such Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the applicable outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to our Notes may affect the value of our common stock.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted. Our Notes may become convertible in the future at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

In addition, in connection with the issuance of the 2025 Notes and the 2028 Notes, we entered into capped call transactions (the “Capped Calls”) with certain financial institutions (the “Option Counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Notes.

From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes or the 2028 Notes, as the case may be, with respect to the Capped Calls corresponding to the 2025 Notes or the 2028 Notes, as applicable (and are likely to do so on each exercise date of the Capped Calls, which are scheduled to occur during the observation period relating to any conversion of the 2025 Notes on or after April 1, 2025 or any conversion of the 2028 Notes on or after June 15, 2028, in each case, that is not in connection with a redemption, or following our election to terminate any portion of the Capped Calls in connection with any repurchase, redemption, exchange, or early conversion of the 2025 Notes or the 2028 Notes). This activity could cause a decrease and/or increased volatility in the market price of our common stock.

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

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the third quarter of fiscal year 2021, we acquired Rundeck, a leading provider of DevOps automation for enterprise, in the first quarter of fiscal year 2023, we acquired Catalytic, a provider of enterprise-wide process automation, and in the fourth quarter of fiscal year 2024, we acquired Jeli, a provider of incident analysis for enterprises. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience making acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the anticipated benefits from such acquisitions, due to a number of factors, including but not limited to:

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
•lack of experience in new markets, products, or technologies;
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

Any acquisition we complete could be viewed negatively by users, customers, partners, or investors, and could have adverse effects on our existing business relationships. In addition, we may not successfully evaluate or utilize acquired product or technology or accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including the impact of the effects of a general slowdown in the global economy, geopolitical conflicts, and inflationary pressures, may also negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

We do not have any control over the analysts that cover our common stock or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own. Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

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

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls, and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.

We continue to invest in more robust technology and in more resources in order to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs, and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of a fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law,
•our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.

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

General Risks

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, especially now that we are no longer an “emerging growth company.”

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will continue to result in costs to us and could have a negative effect on our business, financial condition, and results of operations. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations that impose various requirements on public companies. As a result, we are required to devote significant management effort and incur additional expenses, which include higher legal fees, accounting and related fees, and fees associated with investor relations activities, among others, to ensure compliance with the various reporting requirements. These requirements may also place a strain on our systems and processes. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff, and provide additional management oversight. We have been and will be continuing to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to us as a public company. Sustaining our growth as a public company also requires us to commit additional management, operational, and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of being a public company or the timing of such costs.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, customer data, and personal information (collectively, “Information Systems and Data”).

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms, cybersecurity consultants, managed cybersecurity service providers, and penetration testing firms.

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

Item 2. Properties

Our corporate headquarters is located in San Francisco, California, and consists of approximately 42,118 square feet of space under a lease that expires in fiscal 2029.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “PD” since April 11, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of January 31, 2025, we had 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares: (i) the cumulative total stockholder return on our common stock from April 11, 2019 (the date our common stock commenced trading on the NYSE) through January 31, 2025; with (ii) the cumulative total return of the Standard & Poor (“S&P”) 500 Index, and the S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on April 11, 2019 and the reinvestment of dividends. The graph uses the closing market price on April 11, 2019 of $38.25 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$250
$200
$150
$100
$50
$-
4/11/2019
4/30/2019
7/31/2019
10/31/2019
1/31/2020
4/30/2020
7/31/2020
10/31/2020
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
4/30/2023
7/31/2023
10/31/2023
1/31/2024
4/30/2024
7/31/2024
10/31/2024
1/31/2025
PD
S&P 500
S&P Software & Services Select Industry Index

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended January 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
November 1 - 30, 2024	79,062	$18.41	79,062	$—
December 1 - 31, 2024	—	$—	—	$—
January 1 - 31, 2025	—	$—	—	$—
Total	79,062		79,062

(1) In May 2024, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our common stock. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares repurchased was dependent on market conditions and other factors. The share repurchase program was completed in November 2024, as the dollar value of shares to be repurchased as authorized by the Board of Directors was reached. See Note 12, Common Stock and Stockholders’ Equity elsewhere this Annual Report on Form 10-K for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions due to those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31.

In this section, we discuss the results of our operations for the year ended January 31, 2025 compared to the year ended January 31, 2024. For a discussion of the year ended January 31, 2024 compared to the year ended January 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2024.

Overview

PagerDuty, Inc. is a global leader in digital operations management, enabling customers to achieve operational efficiency at scale and transform critical work for modern enterprises. The PagerDuty Operations Cloud combines artificial intelligence (“AI”) operations (“AIOps”), automation, customer service operations, and incident management with a generative AI assistant to create a flexible, resilient, and scalable platform to protect revenue and improve customer experience, accelerate innovation, improve operational efficiency, and mitigate risk of operational failures.

Today, nearly every business is a digital business. From retail to financial services, from travel and entertainment to supply chain logistics, everyday commerce relies on an incredibly complex network of digital infrastructure, systems, software, and teams. And while that complexity is only increasing, the need for those digital operations to be resilient is also rising, as organizations face pressure to meet escalating customer expectations, resolve incidents proactively, and deliver innovation without increasing costs. In this environment, the ability to anticipate, orchestrate, and resolve time-sensitive, critical and unplanned work before it escalates is a critical requirement for success.

Since our founding in 2009, we have expanded our capabilities from a single product focused on on-call management for developers to a multi-product platform that crosses the silos of development, information technology (“IT”) infrastructure and operations, security, customer service, and business operations and reaches executive stakeholder roles across an organization. Today, we collect data and digital signals from virtually any software-enabled system or device and leverage AI and machine learning to correlate, process, and predict opportunities and incidents. Using incident management, automation, AI operations, and customer service operations, our platform for digital operations brings together the right people with the right information so they can resolve issues and act on opportunities in minutes or seconds from wherever they are. In addition, our generative AI capabilities allow organizations to manage mission-critical tasks smarter and faster.

We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 700 direct integrations to enable our customers to gather and correlate digital signals from their technology stack. This allows technical teams to collect digital signals from nearly any system or platform in their environment without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications within modern and legacy technology stacks to drive automation of work.

We generate revenue primarily from cloud-hosted software subscription fees. We also generate revenue from term-license software subscription fees. PagerDuty has a land-and-expand business model that leads to viral adoption and expansion of our products. Although the PagerDuty platform can be used by any size of company, from small to mid-market to enterprise companies, we have increasingly focused our go-to-market motion, including our field sales team, on serving enterprise customers. Nearly half of the Fortune 500 and approximately two thirds of the Fortune 100 rely on PagerDuty as essential infrastructure for the modern enterprise.

The PagerDuty sales and customer success teams drive expansion to additional users, new use cases, and additional products, as well as upgrades to higher-value plans. Our enterprise customers account for the majority of our revenue today. The PagerDuty platform is central to customer initiatives targeted at incident management transformation, operations center modernization, automation standardization, and customer experience operations. Our platform provides the technology to solve the customer problems underlying these and many other business initiatives.

As of January 31, 2025, we had 15,114 paying customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, financial services, telecommunications, retail, travel and hospitality, and media and entertainment. Our customers use our products across a broad range of use cases such as engineering, IT operations, security, and customer service. Of these customers, 849 customers contribute annual recurring revenue (“ARR”) in excess of $100.0 thousand, and 72 customers contribute ARR in excess of $1.0 million. We define ARR as the annualized recurring revenue of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 1% of our revenue for the fiscal year ended January 31, 2025, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 5% of beginning ARR for the fiscal year ended January 31, 2025. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions on a monthly basis and subscriptions with terms of greater than one year annually in advance.

We expand within our existing customer base by adding more users, creating additional use cases, and upselling higher priced packages and additional products. Once our platform is deployed, we typically see increased expansion within our customer base. Our dollar-based net retention rate was 106% for the fiscal year ended January 31, 2025.

We have an efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve gross margin of 83.0% for the fiscal year ended January 31, 2025. Our strong gross margins allow us the flexibility to invest more in our platform and go-to-market function while maintaining strong operating leverage on our path to profitability.

Macroeconomic Environment

Our business and financial performance has and may continue to be subject to the effects of worldwide macroeconomic conditions, including, but not limited to, global inflation and heightened interest rates, existing and new laws and regulations, and economic uncertainty and volatility globally and in the jurisdictions in which we do business.

We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, Risk Factors.

Key Factors Affecting Our Performance

Attracting New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2025, we had 15,114 paying customers spanning organizations of a broad range of sizes and industries, compared to 15,039 as of January 31, 2024.

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

Continued Investment in Growth

We plan to continue investing in our business so we can capitalize on our market opportunity. We intend to grow our sales team to target expansion within our enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our self-service, low friction customer acquisition model. We also intend to continue adding headcount to our research and development team to develop new and improved products, features, and functionality. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Our key metrics include the results of Jeli, Inc. (“Jeli”) and Catalytic, to the extent applicable, beginning on the respective acquisition dates of November 15, 2023 and March 8, 2022.

Number of Customers

We believe that the number of customers using our platform, particularly those that have subscription agreements for more than $100.0 thousand in ARR, are indicators of our market penetration, particularly within enterprise accounts, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the fact that the world is always on and powered by increasingly complex technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries. Over time, enterprise customers have constituted a greater share of our revenue. The total number of paid customers and the number of customers with greater than $100.0 thousand in ARR were as follows as of the dates indicated:

	January 31,
	2025	2024	2023
Customers	15,114	15,039	15,244
Customers greater than $100.0 thousand in ARR	849	804	752

Dollar-based Net Retention Rate

We use dollar-based net retention rate to evaluate the long-term value of our customer relationships, since this metric reflects our ability to retain and expand the ARR from our existing paid customers. Our dollar-based net retention rate compares our ARR from the same set of customers across comparable periods.

We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all paid customers as of 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any expansion and is net of downgrades or churn over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. The dollar-based net retention rate was as follows as of the dates indicated:

	Last 12 months ended January 31,
	2025	2024	2023
Dollar-based net retention rate	106%	107%	120%

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Year ended January 31,
	2025		2024
Revenue	$467,499	100.0%	$430,699	100.0%
Cost of revenue(1)	79,665	17.0%	77,832	18.1%
Gross profit	387,834	83.0%	352,867	81.9%

Operating expenses:
Research and development(1)	141,489	30.3%	139,769	32.5%
Sales and marketing(1)	201,821	43.2%	196,769	45.7%
General and administrative(1)	104,296	22.3%	112,575	26.1%
Total operating expenses	447,606	95.7%	449,113	104.3%
Loss from operations	(59,772)	(12.8)%	(96,246)	(22.3)%

Interest income	27,492	5.9%	22,101	5.1%
Interest expense	(9,258)	(2.0)%	(6,500)	(1.5)%
Gain on partial extinguishment of convertible senior notes	—	—%	3,699	0.9%
Other expense, net	(215)	—%	(433)	(0.1)%
Loss before (provision for) benefit from income taxes	(41,753)	(8.9)%	(77,379)	(18.0)%
(Provision for) benefit from income taxes	(1,783)	(0.4)%	12	—%
Net loss	$(43,536)	(9.3)%	$(77,367)	(18.0)%
Net loss attributable to redeemable non-controlling interest	(801)	(0.2)%	(2,178)	—%
Net loss attributable to PagerDuty, Inc.	$(42,735)	(9.1)%	$(75,189)	(17.5)%
Less: Adjustment attributable to redeemable non-controlling interest	11,725	2.5%	6,568	1.5%
Net loss attributable to PagerDuty, Inc. common stockholders	$(54,460)	(11.6)%	$(81,757)	(19.0)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Year ended January 31,
	2025	2024
Cost of revenue	$5,984	$7,586
Research and development	44,691	44,800
Sales and marketing	31,185	30,345
General and administrative	44,350	44,421
Total	$126,210	$127,152

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

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2025	2024	$	%
Revenue	$467,499	$430,699	$36,800	9%

Revenue increased primarily due to growth from existing customers, which was driven by an increase in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of expenses related to providing our platform to customers, including personnel expenses for operations and global support, payments to our third-party cloud infrastructure providers for hosting our software, payment processing fees, amortization of capitalized software costs, amortization of acquired developed technology, and allocated overhead costs for facilities, information technology, and other allocated overhead costs. We will continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2025	2024	$	%
Cost of revenue	$79,665	$77,832	$1,833	2%
Gross margin	83.0%	81.9%

Cost of revenue increased primarily due to: (i) an increase of $2.0 million for amortization of capitalized software; (ii) an increase of $1.2 million in outside services spend for the customer service team; (iii) an increase of $1.1 million in hosting, software, and telecom costs; and (iv) an increase of $0.5 million in amortization of acquired intangible assets; offset by (v) a decrease of $2.2 million in personnel costs primarily as a result of changes in the components of compensation plans and a decrease in stock-based compensation compared to the prior year; and (vi) a decrease of $1.0 million in costs to support the business and related infrastructure, which include allocated overhead costs.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$141,489	$139,769	$1,720	1.2%
Sales and marketing	201,821	196,769	5,052	2.6%
General and administrative	104,296	112,575	(8,279)	(7.4)%
Total operating expenses	$447,606	$449,113	$(1,507)	(0.3)%

Research and development: Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include outside services, depreciation of equipment used in research and development activities, acquisition-related expenses, and allocated overhead costs. We expect that our recurring research and development expenses will increase in dollar value as our business grows.

The increase in research and development was primarily driven by: (i) an increase of $2.8 million in personnel costs as a result of increased bonuses for research and development employees in the current year; offset by (ii) a decrease of $0.9 million in outside services spend due to higher leverage of internal resources.

Sales and marketing: Sales and marketing expenses consist primarily of personnel costs, costs of general marketing and promotional activities, travel-related expenses, amortization of acquired intangible assets, allocated overhead costs, and credit loss expense. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our recurring sales and marketing expenses will generally increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.

The increase in sales and marketing was primarily due: (i) an increase of $3.0 million in outside consulting services; (ii) an increase of $2.5 million in marketing costs for media campaigns in the current year; (iii) an increase of $1.5 million in training and travel-related costs; and (iv) an increase of $1.4 million in personnel costs, primarily related to an increase in stock-based compensation, commissions, and bonuses; offset by (v) a decrease of $1.8 million in costs to support the business and related infrastructure, which include allocated overhead costs.

General and administrative: General and administrative expenses consist primarily of personnel costs and outside services fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, acquisition-related expenses, and allocated overhead costs. We expect that our recurring general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term, as we expect our investments to allow for improved efficiency for future growth in the business.

The decrease in general and administrative was driven by: (i) a decrease of $8.7 million in costs related to prior year real estate impairment charges that did not recur in the current year; and (ii) a decrease of $1.5 million in costs related to insurance, business taxes, and licenses; offset by (iii) an increase of $1.4 million in personnel costs, primarily driven by increased bonuses related to general and administrative employees.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2025	2024	$	%
Interest income	$27,492	$22,101	$5,391	24.4%
Interest expense	$(9,258)	$(6,500)	$(2,758)	42.4%
Gain on partial extinguishment of convertible senior notes	$—	$3,699	$(3,699)	(100.0)%
Other expense, net	$(215)	$(433)	$218	(50.3)%
(Provision for) benefit from income taxes	$(1,783)	$12	$(1,795)	(14,958.3)%

Interest income: Interest income consists of accretion income and amortization expense on our available-for-sale investments, income earned on our cash and cash equivalents, and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.

Interest income increased primarily due to accretion on our cash, cash equivalent and investment balances in the current year.

Interest expense: Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 (the “2025 Notes”) that were partially extinguished in October 2023 and the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.

Interest expense increased primarily due to contractual interest and amortization of debt issuance costs for the 2028 Notes that were issued in October 2023. The increase was partially offset by a decrease in the amortization of debt issuance costs and interest for the 2025 Notes that were partially extinguished in October 2023 and therefore had less of an impact on the current period.

Gain on partial extinguishment of convertible senior notes: During the year ended January 31, 2024, we recorded a gain on partial extinguishment of convertible senior notes as a result of the October 2023 partial extinguishment of the 2025 Notes. Refer to Note 9. Debt and Financing Arrangements in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Other expense, net: Other expense, net primarily consists of foreign currency transaction gains and losses.

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

The change in (provision for) benefit from income taxes was primarily driven by an increase in foreign, federal, and state income taxes.

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

Income tax effects and adjustments: For fiscal 2025, PagerDuty used a projected non-GAAP tax rate of 23%. PagerDuty uses a projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the impact of non-recurring and period specific items, which can vary in size and frequency. PagerDuty's estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that PagerDuty believes materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events.

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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Gross profit	$387,834	$352,867	$300,359
Add:
Stock-based compensation	5,984	7,586	6,827
Employer taxes related to employee stock transactions	162	199	163
Amortization of acquired intangible assets	9,075	8,614	7,401
Restructuring costs	(2)	137	357
Non-GAAP gross profit	$403,053	$369,403	$315,107

Revenue	$467,499	$430,699	$370,793
Gross margin	83.0%	81.9%	81.0%
Non-GAAP gross margin	86.2%	85.8%	85.0%

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as loss from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, acquisition-related expenses, amortization of acquired intangible assets, and restructuring costs, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Loss from operations	$(59,772)	$(96,246)	$(129,377)
Add:
Stock-based compensation	126,210	127,152	109,907
Employer taxes related to employee stock transactions	2,796	3,498	3,096
Acquisition-related expenses	977	1,800	4,559
Amortization of acquired intangible assets	11,750	11,510	10,237
Restructuring costs	742	8,677	5,035
Non-GAAP operating income	$82,703	$56,391	$3,457

Revenue	$467,499	$430,699	$370,793
Operating margin	(12.8)%	(22.3)%	(34.9)%
Non-GAAP operating margin	17.7%	13.1%	0.9%

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net loss attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, restructuring costs, gain on extinguishment of convertible senior notes, adjustment attributable to redeemable non-controlling interest, and income tax adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Net loss attributable to PagerDuty, Inc. common stockholders	$(54,460)	$(81,757)	$(128,423)
Add:
Stock-based compensation	126,210	127,152	109,907
Employer taxes related to employee stock transactions	2,796	3,498	3,096
Amortization of debt issuance costs	2,629	2,078	1,839
Amortization of acquired intangible assets	11,750	11,510	10,237
Acquisition-related expenses	977	1,800	4,559
Restructuring costs	742	8,677	5,035
Gain on extinguishment of convertible senior notes	—	(3,699)	—
Adjustment attributable to redeemable non-controlling interest	11,725	6,568	—
Income tax effects and adjustments	(21,989)	(3,273)	(2,556)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$80,380	$72,554	$3,694

Free cash flow

We define free cash flow as net cash provided by operating activities, less cash used for purchases of property and equipment and capitalization of software costs. In addition to the reasons stated above, we believe that free cash flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash in excess of our capital investments in property and equipment in order to enhance the strength of our balance sheet and further invest in our business and potential strategic initiatives. A limitation of the utility of free cash flow as a measure of our liquidity is that it does not represent the total increase or decrease in our cash balance for the period. We use free cash flow in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts and to evaluate the effectiveness of our business strategies. There are a number of limitations related to the use of free cash flow as compared to net cash provided by operating activities, including that free cash flow includes capital expenditures, the benefits of which are realized in periods subsequent to those when expenditures are made.

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Net cash provided by operating activities	$117,891	$71,974	$16,980
Purchases of property and equipment	(2,791)	(2,164)	(4,637)
Capitalization of software costs	(6,686)	(5,384)	(3,836)
Free cash flow	$108,414	$64,426	$8,507
Net cash used in investing activities	$(19,968)	$(30,525)	$(86,165)
Net cash (used in) provided by financing activities	$(116,138)	$51,600	$(6,413)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of January 31, 2025, our principal sources of liquidity were cash and cash equivalents and investments totaling $570.8 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2025 Notes and 2028 Notes (collectively, the “Notes”). We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 9, Debt and Financing Arrangements, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for discussion of our debt arrangements, including the timing of expected maturity of such arrangements.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2025, we had deferred revenue of $245.8 million, of which $243.3 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Program

In May 2024, our Board of Directors approved a share repurchase program (the “2024 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $100.0 million. The 2024 Share Repurchase Program did not obligate us to acquire a specified number of shares, and could be suspended, modified, or terminated at any time, without prior notice. During the year ended January 31, 2025, the Company repurchased a total of 5,223,071 shares of common stock through open market purchases at an average per share price of $19.15 for a total repurchase price of $100.0 million. During the year ended January 31, 2025, these shares were retired.

In March 2025, our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. The 2025 Share Repurchase Program replaces the 2024 Share Repurchase Program, which was completed in November 2024. The 2025 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 13, 2027, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions, or other legally permissible means, including through Rule 10b5-1 plans.

Future Contractual Obligations

Our estimated future obligations as of January 31, 2025 include both current and long-term obligations. Our debt obligations total $450.7 million, of which $57.4 million is short-term, and the remainder is long-term. Additionally, we had $1.8 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $3.3 million and a long-term obligation of $9.6 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of January 31, 2025, not including any future optional renewal periods. Additionally, as of January 31, 2025, we had non-cancellable purchase commitments with certain service providers totaling approximately $72.0 million. Refer to Note 10. Commitments and Contingencies for additional information regarding our purchase commitments.

Cash Flow Information

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024
Net cash provided by operating activities	$117,891	$71,974
Net cash used in investing activities	(19,968)	(30,525)
Net cash (used in) provided by financing activities	(116,138)	51,600
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(124)	(401)
Net change in cash, cash equivalents, and restricted cash	$(18,339)	$92,648

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating loss performance due to the 9% increase in revenue. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities decreased, primarily due to a decrease in cash outflows from the prior year acquisition of Jeli, Inc. of $24.1 million, along with a decrease in cash inflows related to proceeds from maturities of available-for-sale investments of $16.3 million.

Financing Activities

Net cash used in financing activities increased, primarily as a result of an increase in repurchases of common stock and net cash inflow activity related to the conversion of our 2025 Notes which occurred during the year ended January 31, 2024 and did not recur during the year ended January 31, 2025.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10. Commitments and Contingencies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of our indemnification agreements.

Letters of Credit

We had $1.8 million of irrevocable standby letters of credit outstanding as of January 31, 2025. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the year ended January 31, 2024, decreasing our total cash balance by $0.4 million, and a negative effect on cash in the year ended January 31, 2025, decreasing our total cash balance by $0.1 million.

Critical Accounting Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We enter into contracts with our customers that may include promises to transfer multiple services, software licenses, support, and professional services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services in agreements with non-standard terms are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

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

Acquired intangible assets consist of identifiable intangible assets, including developed technology, customer relationships, and trade name resulting from our acquisition. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated.

Stock-Based Compensation – Market-Based Performance Stock Units

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense generally on a straight-line basis over the requisite service period of the award, which is typically the vesting period.

We occasionally grant market-based performance stock unit (“PSU”) awards, for which vesting is dependent upon the relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index over the one-year performance period. The fair value for these awards is measured on the grant date based on estimated projections of our stock price over the performance period. These estimates are made using a Monte Carlo simulation, which models multiple stock price paths of our common stock and that of the peer group to evaluate and determine our ultimate expected relative growth of the per share price of the Company’s common stock. Compensation expense for the PSUs with market conditions is recorded over the vesting period under the graded-vesting attribution method, and is recorded regardless of whether, and the extent to which, the market condition is ultimately satisfied.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of January 31, 2025, we had cash, cash equivalents and investments totaling $570.8 million, invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our investments classified as available-for-sale investments, including those with stated maturities beyond 12 months, are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, we may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of January 31, 2025, our available-for-sale investments are recorded as current on our consolidated balance sheets.

As of January 31, 2025, we had $57.5 million and $402.5 million aggregate principal outstanding of 2025 Notes and 2028 Notes, respectively. The 2025 Notes and 2028 Notes have a fixed annual interest rate of 1.25% 1.50%, respectively; accordingly, we do not have economic interest rate exposure on the Notes. However, the fair market value of the Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted mid price of the Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 5. Fair Value Measurements in the notes to our consolidated financial statements included elsewhere in this Form 10-K for more information.

Changes in interest rates impact the fair value of marketable debt securities. As of January 31, 2025, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency and the functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. Primarily all of our sales are denominated in U.S. dollars, and therefore substantially all of our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, Australia, Switzerland, Japan, Chile, and Portugal. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PagerDuty, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of PagerDuty, Inc. and its subsidiaries (the "Company") as of January 31, 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – cloud-hosted software subscription fees

As described in Note 2 to the consolidated financial statements, the Company generates revenue primarily from cloud-hosted software subscription fees. Revenue related to the Company’s cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that the Company’s platform is made available to a customer. Revenue related to the cloud-hosted software subscription fees is a significant portion of the Company’s total revenue of $467.5 million for the year ended January 31, 2025.

The principal consideration for our determination that performing procedures relating to cloud-hosted software subscription fees revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over recording cloud-hosted software subscription fees ratably over the contractual term. These procedures also included, among others (i) for a sample of revenue transactions, a) testing management’s identification and evaluation of terms and conditions by examining customer contracts, and b) testing the revenue recognized by obtaining and inspecting source documents such as customer order forms, master service agreements, invoices, proof of delivery, and cash receipts, and recalculating revenue recognized, (ii) testing a sample of credit memos and evaluating the impact on revenue recognized, and (iii) confirming a sample of outstanding customer invoice balances as of January 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as customer order forms, master service agreements, invoices, proof of delivery, and subsequent cash receipts.

/s/	PricewaterhouseCoopers LLP
San Francisco, California
March 17, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PagerDuty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PagerDuty, Inc. (the Company) as of January 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

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
We served as the Company’s auditor from 2015 to 2024.
San Francisco, California
March 15, 2024

PAGERDUTY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31, 2025	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$346,460	$363,011
Investments	224,366	208,178
Accounts receivable, net of allowance for credit losses of $1,103 and $1,382 as of January 31, 2025 and January 31, 2024, respectively	107,350	100,413
Deferred contract costs, current	19,787	19,502
Prepaid expenses and other current assets	13,757	12,094
Total current assets	711,720	703,198
Property and equipment, net	21,335	17,632
Deferred contract costs, non-current	25,279	25,118
Lease right-of-use assets	6,806	3,789
Goodwill	137,401	137,401
Intangible assets, net	20,865	32,616
Other assets	3,860	5,552
Total assets	$927,266	$925,306

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,329	$6,242
Accrued expenses and other current liabilities	20,322	15,472
Accrued compensation	37,505	30,239
Deferred revenue, current	243,269	223,522
Lease liabilities, current	3,307	6,180
Convertible senior notes, net, current	57,426	—
Total current liabilities	369,158	281,655
Convertible senior notes, net, non-current	393,282	448,030
Deferred revenue, non-current	2,483	4,639
Lease liabilities, non-current	9,637	6,809
Other liabilities	4,661	5,280
Total liabilities	779,221	746,413

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	18,217	7,293

Stockholders' equity
Common stock	—	—
Additional paid-in-capital	725,483	774,768
Accumulated other comprehensive loss	(485)	(733)
Accumulated deficit	(595,170)	(552,435)
Treasury Stock	—	(50,000)
Total stockholders’ equity	129,828	171,600
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$927,266	$925,306

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended January 31,
	2025	2024	2023
Revenue	$467,499	$430,699	$370,793
Cost of revenue	79,665	77,832	70,434
Gross profit	387,834	352,867	300,359

Operating expenses:
Research and development	141,489	139,769	134,876
Sales and marketing	201,821	196,769	195,622
General and administrative	104,296	112,575	99,238
Total operating expenses	447,606	449,113	429,736
Loss from operations	(59,772)	(96,246)	(129,377)

Interest income	27,492	22,101	5,383
Interest expense	(9,258)	(6,500)	(5,433)
Gain on partial extinguishment of convertible senior notes	—	3,699	—
Other expense, net	(215)	(433)	(637)
Loss before (provision for) benefit from income taxes	(41,753)	(77,379)	(130,064)
(Provision for) benefit from income taxes	(1,783)	12	839
Net loss	$(43,536)	$(77,367)	$(129,225)
Net loss attributable to redeemable non-controlling interest	(801)	(2,178)	(802)
Net loss attributable to PagerDuty, Inc.	$(42,735)	$(75,189)	$(128,423)
Less: Adjustment attributable to redeemable non-controlling interest	11,725	6,568	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(54,460)	$(81,757)	$(128,423)

Weighted average shares used in calculating net loss per share, basic and diluted	92,000	92,341	88,721
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.59)	$(0.89)	$(1.45)

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended January 31,
	2025	2024	2023
Net loss	$(43,536)	$(77,367)	$(129,225)
Unrealized gain (loss) on investments	167	1,341	(772)
Foreign currency translation adjustments	81	(482)	(151)
Total comprehensive loss	$(43,288)	$(76,508)	$(130,148)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(801)	(2,178)	(802)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	—	14	2
Comprehensive loss attributable to redeemable non-controlling interest	(801)	(2,164)	(800)
Comprehensive loss attributable to PagerDuty, Inc.	$(42,487)	$(74,344)	$(129,348)

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2022	86,758,380	$—	$616,467	$(669)	$(348,823)	—	$—	$266,975
Issuance of common stock upon exercise of stock options	2,093,724	—	10,917	—	—	—	—	10,917
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,768,163	—	(28,677)	—	—	—	—	(28,677)
Shares issued related to asset acquisition	62,972	—	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	495,432	—	9,875	—	—	—	—	9,875
Other comprehensive loss	—	—	—	(923)	—	—	—	(923)
Stock-based compensation	—	—	111,234	—	—	—	—	111,234
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(128,423)	—	—	(128,423)
Balance as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	—	$—	$240,978
Issuance of common stock upon exercise of stock options	1,160,809	—	9,435	—	—	—	—	9,435
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	2,192,556	—	(32,400)	—	—	—	—	(32,400)
Fair value of replacement stock options attributable to pre-combination service related to business combination	—	—	494	—	—	—	—	494
Issuance of common stock in connection with the employee stock purchase plan	536,151	—	10,294	—	—	—	—	10,294
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Repurchases of common stock	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Other comprehensive income	—	—	—	859	—	—	—	859
Stock-based compensation	—	—	128,799	—	—	—	—	128,799
Adjustment to redeemable non-controlling interest	—	—	(6,568)	—	—	—	—	(6,568)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(75,189)	—	—	(75,189)
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	620,106	—	4,339	—	—	—	—	4,339
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	2,445,924	—	(28,961)	—	—	—	—	(28,961)
Issuance of common stock in connection with employee stock purchase plan	502,460	—	8,991	—	—	—	—	8,991
Repurchases of common stock	—	—	—	—	—	(5,223,071)	(100,104)	(100,104)
Retirement of treasury stock	(7,554,073)	—	(150,104)	—	—	7,554,073	150,104	—
Excise tax on repurchases of common stock	—	—	(300)	—	—	—	—	(300)
Other comprehensive income	—	—	—	248	—	—	—	248
Stock-based compensation	—	—	128,475	—	—	—	—	128,475
Adjustment to redeemable non-controlling interest	—	—	(11,725)	—	—	—	—	(11,725)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(42,735)	—	—	(42,735)
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	—	$—	$129,828

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss attributable to PagerDuty, Inc. common stockholders	$(54,460)	$(81,757)	$(128,423)
Net loss and adjustment attributable to non-controlling interest	10,924	4,390	(802)
Net loss	(43,536)	(77,367)	(129,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,603	20,153	17,429
Amortization of deferred contract costs	22,008	20,568	19,247
Amortization of debt issuance costs	2,629	2,078	1,839
Gain on extinguishment of convertible senior notes	—	(3,699)	—
Stock-based compensation	126,210	127,152	109,907
Non-cash lease expense	3,053	4,439	4,073
Impairment of property and equipment, net and right-of-use assets	—	8,368	—
Tax benefit related to release of valuation allowance	—	—	(1,330)
Other	(4,461)	(3,223)	1,841
Changes in operating assets and liabilities:
Accounts receivable	(8,042)	(10,662)	(16,586)
Deferred contract costs	(22,459)	(18,799)	(22,805)
Prepaid expenses and other assets	(1,930)	—	(2,843)
Accounts payable	1,140	(1,453)	(1,473)
Accrued expenses and other liabilities	4,184	4,145	(1,444)
Accrued compensation	6,912	(11,825)	6,147
Deferred revenue	17,695	18,073	37,971
Lease liabilities	(6,115)	(5,974)	(5,768)
Net cash provided by operating activities	117,891	71,974	16,980
Cash flows from investing activities:
Purchases of property and equipment	(2,791)	(2,164)	(4,637)
Capitalized software costs	(6,686)	(5,384)	(3,836)
Cash flows related to business combination	—	(24,071)	(66,262)
Cash flows related to asset acquisition	—	—	(1,845)
Purchases of available-for-sale investments	(214,714)	(216,970)	(212,210)
Proceeds from maturities of available-for-sale investments	201,986	218,264	202,625
Proceeds from sales of available-for-sale investments	2,237	—	—
Purchases of non-marketable equity investments	—	(200)	—
Net cash used in investing activities	(19,968)	(30,525)	(86,165)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	(403)	390,831	—
Purchases of capped calls related to convertible senior notes	—	(55,102)	—
Repurchases of convertible senior notes	—	(223,675)	—
Investment from redeemable non-controlling interest holder	—	1,781	1,908
Repurchases of common stock	(100,104)	(50,000)	—
Proceeds from employee stock purchase plan	8,991	10,294	9,875
Proceeds from issuance of common stock upon exercise of stock options	4,339	9,871	10,481
Employee payroll taxes paid related to net share settlement of restricted stock units	(28,961)	(32,400)	(28,677)
Net cash (used in) provided by financing activities	(116,138)	51,600	(6,413)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(124)	(401)	(168)
Net change in cash, cash equivalents, and restricted cash	(18,339)	92,648	(75,766)
Cash, cash equivalents, and restricted cash at beginning of year	366,667	274,019	349,785
Cash, cash equivalents, and restricted cash at end of year	$348,328	$366,667	$274,019

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$346,460	$363,011	$274,019
Restricted cash in other long-term assets	1,868	3,656	—
Total cash, cash equivalents, and restricted cash	$348,328	$366,667	$274,019

Supplemental cash flow data:
Cash paid for interest	$6,790	$2,971	$3,594
Cash paid for taxes	$813	$908	$168
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$251	$430	$159
Issuance costs included in accrued expenses	$—	$413	$—
Stock-based compensation capitalized in internal use software	$2,620	$1,647	$1,320
Bonuses capitalized in internal use software	$371	$255	$354
Receivables for cash in-transit on stock options	$—	$—	$436

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP” or “GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the results of PagerDuty, Inc., its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31. References to fiscal 2025 refer to the fiscal year ended January 31, 2025.

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

Note 2. Summary of Significant Accounting Policies

Segment Information

The Company manages its operations and allocates resources as one operating and reportable segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net loss to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net loss is the Company’s primary measure of profit or loss. Significant expenses within net loss include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the consolidated statements of operations. Stock-based compensation expense is also a significant expense within net loss. Refer to Note 12. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, gain on partial extinguishment of convertible senior notes, other expense, net, and (provision for) benefit from income taxes on the consolidated statements of operations. Refer to Note 15. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Revenue Recognition

The Company generates revenue primarily from cloud-hosted software subscription fees. The Company also generates revenue from term-license software subscription fees and professional services. Revenue recognized from professional services has historically been immaterial. Revenue is recognized when control of the license or service is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue is recognized net of taxes invoiced to customers, which are subsequently remitted to governmental authorities.

The Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification (“ASC”) 606, Revenue Recognition (“ASC 606”), which includes the following steps:

•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Cloud-hosted software subscriptions: The Company’s cloud-hosted software subscriptions allow customers to use its cloud-hosted software over the contract period without taking possession of the software. The Company’s cloud-hosted software subscription agreements generally have monthly or annual contractual terms. Revenue related to the Company’s cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that the Company’s platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.

Term-license software subscriptions: The Company’s term-license software subscriptions provide both an obligation to provide access to its on-premise software, which includes both open-source and proprietary features, as well as an obligation to provide support and maintenance. The Company’s term-license software subscription agreements generally have annual contractual terms. The Company accounts for the license to the software and support as two separate performance obligations. As the open-source software is publicly available at no cost to the customer, the Company has determined that there is no value to be assigned to the open-source software in the term-license software subscription arrangements. The proprietary software license represents a promise to provide a license to use functional intellectual property that is recognized at a point in time on the date access to the software is made available to the customer and the term-license software subscription period has begun. The Company has concluded the support is a stand-ready performance obligation that consists of a series of distinct services that are satisfied ratably over time as the services are provided. The Company uses a time-based output method to measure progress because efforts are expended evenly throughout the period given that the nature of the promise is a stand-ready service. The Company recognizes support revenue ratably, typically beginning on the start of the contractual term of the arrangement.

Cloud-hosted and term-license software subscriptions: In order to determine the stand-alone selling price for the cloud-hosted and term-license software subscriptions, the Company conducts a periodic analysis that requires judgment and considers multiple factors that are reasonably available, and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. To have observable inputs, the Company requires that a substantial majority of the stand-alone selling prices for a product offering fall within a pricing range. If a directly observable stand-alone selling price does not exist, the Company estimates a stand-alone selling price range by reviewing external and internal market factor categories, which may include pricing practices, historical discounting, industry practices, service groups, and geographic considerations. Management believes that these analyses result in an estimate that approximates the price the Company would charge for the performance obligations if they were sold separately.

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

Activity related to the Company’s allowance for credit losses on accounts receivable was as follows (in thousands):

Balance as of January 31, 2023	$2,014
Charged to credit loss expense	1,382
Write-offs, net of recoveries	(2,014)
Balance as of January 31, 2024	$1,382
Charged to credit loss expense	1,071
Write-offs, net of recoveries	(1,350)
Balance as of January 31, 2025	$1,103

Deferred Revenue

The Company records contract liabilities to deferred revenue when amounts are invoiced in advance of performance. Deferred revenue consists of the unearned portion of customer billings. The Company’s payment terms generally provide for payment within 30 days of the invoice date. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current, while the remaining portion is recorded as deferred revenue, non-current in the consolidated balance sheets.

The Company applied the practical expedient in ASC 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. For contracts with terms of more than a year, the Company has determined its contracts generally do not include a significant financing component as the majority relate to contracts that are billed annually in advance. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s cloud-hosted software subscriptions, not to receive financing from its customers or to provide customers with financing.

Deferred Contract Costs

Deferred contract costs consist of sales commissions earned by the Company’s sales force which are considered incremental and recoverable costs of obtaining a contract with a customer. The Company determined that sales commissions that are related to contract renewals are not commensurate with commissions earned on the initial contract. Accordingly, sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, technology, and other factors. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred contract costs, current, while the remaining portion is recorded as deferred contract costs, non-current in the consolidated balance sheets. Deferred contract costs are periodically reviewed for impairment. Amortization of deferred contract costs is included in sales and marketing expense in the consolidated statements of operations.

Activity related to the Company’s deferred contract costs was as follows (in thousands):

Balance as of January 31, 2023	$46,389
Additions to deferred contract costs	18,799
Amortization of deferred contract costs	(20,568)
Balance as of January 31, 2024	$44,620
Additions to deferred contract costs	22,454
Amortization of deferred contract costs	(22,008)
Balance as of January 31, 2025	$45,066

Amortization expense was $22.0 million, $20.6 million, and $19.2 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Concentrations of Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, and accounts receivable. All of the Company’s cash equivalents and investments are invested in money market funds, U.S. Treasury securities, commercial paper, corporate debt securities, or U.S. Government agency securities that management believes to be of high credit quality. The Company’s cash, cash equivalents, and available-for-sale investments are spread across several different financial institutions.

No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2025 or 2024. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2025, 2024, or 2023.

Cost of Revenue

Cost of revenue primarily consists of expenses related to providing the Company’s cloud- hosted software subscription to customers, including personnel expenses for operations and global support, payments to the Company’s third-party cloud infrastructure providers for hosting the Company’s software, payment processing fees, amortization of capitalized software costs, amortization of acquired developed technology, and allocated overhead costs for facilities, information technology, and other allocated overhead costs.

Foreign Currency Translation

The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, except for one subsidiary for which the local currency is the functional currency. When a consolidated entity’s functional currency is the local currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenue and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations in the period for which they relate. Realized foreign currency transaction gains and losses for the fiscal years ended January 31, 2025, 2024, and 2023 were not material.

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

Available-for-sale investments

The Company classifies its available-for-sale investments, including those with stated maturities beyond 12 months, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, the Company may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. The Company's available-for-sale investments are recorded at fair market value each reporting period. Unrealized gains and losses on these available-for-sale investments are reported as a separate component of accumulated other comprehensive income in the accompanying consolidated balance sheets until realized.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of January 31, 2025 and 2024, the Company had restricted cash of $1.9 million and $3.7 million, respectively, all of which was classified as non-current and included in other assets in the consolidated balance sheets.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. In the years ended January 31, 2025 and 2024, the Company billed $4.0 million and $3.8 million, respectively, to entities associated with related parties and recognized revenue from related party transactions of $3.6 million and $3.3 million respectively. Accounts receivable associated with related parties as of January 31, 2025 and 2024 were not significant. Billings to, revenue recognized from, and accounts receivable associated with, related party transactions for the year ended January 31, 2023 were not significant.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.

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

Capitalized Software Costs

The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Capitalized software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $9.7 million, $7.3 million, and $4.8 million related to software costs during the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
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

Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets

Goodwill: Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the fiscal years ended January 31, 2025, 2024, or 2023.

Acquired intangible assets: Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from the Company’s business acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.

Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment, net, lease right-of-use assets, capitalized software, and acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. The evaluation is performed at the asset group level, which is the lowest level of identifiable cash flows independent of other assets. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets or asset groups are expected to generate. If the carrying value of the assets or asset group is not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $9.1 million, $9.7 million, and $7.3 million for the years ended January 31, 2025, 2024, and 2023, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards, including stock options, restricted stock units (“RSUs”) and performance and market stock units (“PSUs”), based on the estimated fair value of the award on the grant date.

The Company estimates the fair value of stock options issued to employees on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. Assumptions and estimates used in the determination of the fair value of stock options include expected volatility, expected term, risk-free rate, and expected dividend yield.

The Company estimates the fair value of RSUs at its stock price on the grant date.

The Company estimates the fair value of PSUs with performance conditions using the fair value at the date of grant. The fair value may be adjusted over the vesting period based on interim estimates of performance against the performance condition. The fair value for PSUs with market conditions is measured using a Monte Carlo simulation. Expense is recorded over the vesting period under the graded-vesting attribution method.

The Company estimates the fair value of shares to be issued under its employee stock purchase plan (the “ESPP”) on the first day of the offering period using the Black-Scholes valuation model, which is impacted by the fair value of the Company’s common stock, as well as certain assumptions including the expected volatility over the term of the offering period, the expected term of the awards, risk-free interest rates, and the expected dividend yield. Assumptions used in the determination of the fair value of awards issued under the ESPP are the same as those used in the determination of the fair value of the Company’s stock options.

The Company generally recognizes compensation expense for employee stock-based payment awards on a straight-line basis over the requisite service period (generally the vesting period of the award), with the exception of PSUs which are recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to PagerDuty, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to PagerDuty, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock-based awards as computed under the treasury stock method and convertible notes as computed under the if-converted method. Basic and diluted net loss per share of common stock were the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted this ASU in the current year, and applied it retrospectively to all periods presented in its consolidated financial statements herein. Refer to the disclosures above in the section titled “Segment Information” for further details.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires that at each interim and annual reporting period, an entity discloses the amounts of certain expenses included in each relevant expense caption. The newly required expense disclosures include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. The amendment also requires that an entity discloses a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024
Balance at beginning of period	$7,293	$1,108
Investment by redeemable non-controlling interest	—	1,781
Net loss attributable to redeemable non-controlling interest	(801)	(2,178)
Adjustments to redeemable non-controlling interest	11,725	6,568
Foreign currency translation adjustments	—	14
Balance at end of period	$18,217	$7,293

Note 4. Balance Sheet Components

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	January 31,
	2025	2024
Cash and cash equivalents:
Cash	$47,523	$55,736
Money market funds	298,937	305,283
Commercial paper	—	994
U.S. Treasury securities	—	998
Total cash and cash equivalents	$346,460	$363,011
Available-for-sale investments:
U.S. Treasury securities	$58,665	$50,036
Commercial paper	7,446	2,886
Corporate debt securities	125,811	131,259
U.S. Government agency securities	32,444	23,997
Total available-for-sale investments	$224,366	$208,178

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal years ended January 31, 2025 and 2024.

	January 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,620	$45	$58,665
Commercial paper	7,446	—	7,446
Corporate debt securities	125,792	19	125,811
U.S. Government agency securities	32,441	3	32,444
Total available-for-sale investments	$224,299	$67	$224,366

	January 31, 2024
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$50,012	$24	$50,036
Commercial paper	2,887	(1)	2,886
Corporate debt securities	131,395	(136)	131,259
U.S. Government agency securities	23,983	14	23,997
Total available-for-sale investments	$208,277	$(99)	$208,178

The following tables present the Company’s available-for-sale securities by contractual maturity date as of January 31, 2025 and 2024 (in thousands):

	January 31, 2025
	Amortized Cost	Fair Value
Due within one year	$143,797	$143,944
Due between one to five years	80,502	80,422
Total	$224,299	$224,366

	January 31, 2024
	Amortized Cost	Fair Value
Due within one year	$155,423	$155,158
Due between one to five years	52,854	53,020
Total	$208,277	$208,178

As of January 31, 2025, there were 49 available-for-sale securities in an unrealized loss position with an aggregate fair value of $77.2 million, 1 of which was in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 1 security was immaterial. As of January 31, 2024, there were 70 available-for-sale securities in an unrealized loss position with an aggregate fair value of $108.7 million, 33 of which were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 33 securities was $0.2 million.

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

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	January 31,
	2025	2024
Leasehold improvements	$7,629	$11,334
Computers and equipment	7,511	9,135
Furniture and fixtures	3,936	3,989
Capitalized software	27,934	18,257
Gross property and equipment (1)	47,010	42,715
Accumulated depreciation and amortization (2)	(25,675)	(25,083)
Property and equipment, net	$21,335	$17,632
______________
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized software of $9.0 million and $4.2 million that had not yet been placed in service as of January 31, 2025 and January 31, 2024, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
(2) In the year ended January 31, 2024, the Company recorded impairment charges to its leasehold improvements of $2.3 million which is described in more detail in Note 16. Restructuring Costs. The impairment charge was recorded in general and administrative expenses on the consolidated statement of operations.

Depreciation and amortization expense was $8.6 million, $8.2 million, and $6.8 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

The carrying value of capitalized software was $17.7 million and $13.1 million as of January 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	January 31,
	2025	2024
Accrued professional fees	$4,398	$4,483
Accrued events	1,908	1,773
Accrued hosting and infrastructure	2,390	1,843
Accrued taxes	3,255	1,007
Accrued liabilities, other	8,371	6,366
Accrued expenses and other current liabilities	$20,322	$15,472

Accrued Compensation

Accrued compensation consisted of the following as of the dates indicated (in thousands):

	As of January 31,
	2025	2024
Accrued bonuses	$11,207	$7,568
Accrued paid time off	10,434	9,466
Accrued commissions	5,464	5,086
Accrued compensation, other	10,400	8,119
Accrued compensation	$37,505	$30,239

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$298,937	$—	$—	$298,937
U.S. Treasury securities	—	58,665	—	58,665
Commercial paper	—	7,446	—	7,446
Corporate debt securities	—	125,811	—	125,811
U.S. Government agency securities	—	32,444	—	32,444
Total	$298,937	$224,366	$—	$523,303
Included in cash equivalents				$298,937
Included in investments				$224,366

	As of January 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$305,283	$—	$—	$305,283
U.S. Treasury securities	—	51,034	—	51,034
Commercial paper	—	3,880	—	3,880
Corporate debt securities	—	131,259	—	131,259
U.S. Government agency securities	—	23,997	—	23,997
Total	$305,283	$210,170	$—	$515,453
Included in cash equivalents				$307,275
Included in investments				$208,178

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2025 and 2024, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of January 31, 2025, the estimated fair value of the Company’s outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $55.8 million and the estimated fair value of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $394.3 million. The fair values were determined based on the quoted price for the 2025 Notes and the 2028 Notes (collectively, the “Notes”) in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Business Combinations

Year ended January 31, 2025

The Company did not complete any business combinations in the fiscal year ended January 31, 2025.

Year ended January 31, 2024

On November 15, 2023, the Company completed the acquisition of Jeli, Inc. (“Jeli”), a software-as-a-service company that enables customers to effectively collaborate during and after an incident, identify improvement opportunities, and action insights to drive change. The Company acquired 100% of Jeli for purchase consideration of $29.7 million. The acquisition was accounted for as a business combination and total purchase consideration was allocated to the net identifiable tangible and intangible assets and liabilities based on their respective fair values on the acquisition date, with the excess recorded as goodwill. The values assigned to the assets acquired and liabilities assumed may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. The finalization of the values assigned to the assets acquired and liabilities assumed during the year ended January 31, 2025 did not result in an adjustment to goodwill.

The purchase price consisted of the following (in thousands):

Cash	$29,194
Fair value of replacement stock options attributable to pre-combination service	494
Total purchase consideration	$29,688

The following table presents the fair values of acquired assets and liabilities recorded in the Company’s consolidated balance sheet as of the acquisition date (in thousands):

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

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Fair Value	Useful Life
Developed technology	$6,400	5
Customer relationships	400	10
Trademarks	100	2
Total intangible assets	$6,900

The Company also entered into holdback agreements with the founder of Jeli with $1.4 million held back in cash which is subject to the continued service of the founder and thus excluded from the purchase price. This amount is recognized ratably as research and development expense over the required 1.5 year service period.

As part of the business combination, the Company issued replacement stock option awards for the unvested, in-the-money options of Jeli’s continuing employees. The portion of the fair value of the replacement awards that was related to pre-combination vesting was $0.5 million and is included as part of the consideration transferred. The post-combination fair value was calculated as the total fair value of the replacement awards less the pre-combination fair value. This post-combination fair value was $0.4 million and will be recognized as expense over the remaining service period of the awards.

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

The Company did not complete any other business combinations in the fiscal year ended January 31, 2024.

Note 7. Goodwill and Acquired Intangible Assets

The changes in the carrying amount of goodwill for the fiscal years ended January 31, 2025 and 2024 are as follows (in thousands):

Balance as of January 31, 2023	$118,862
Goodwill resulting from business combination	18,539
Balance as of January 31, 2024	$137,401
Goodwill resulting from business combination	—
Balance as of January 31, 2025	$137,401

Intangible assets subject to amortization consist of the following as of the dates indicated (in thousands, except weighted average remaining useful life):

	January 31, 2025
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (Years)
Customer relationships	$24,800	$(10,248)	$14,552	5.9
Developed technology	31,200	(24,927)	6,273	3.1
Trademarks	500	(460)	40	0.8
Assembled workforce	2,527	(2,527)	—	0.0
Other intangibles, net	$59,027	$(38,162)	$20,865	5.1

	January 31, 2024
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (Years)
Customer relationships	$24,800	$(7,768)	$17,032	6.9
Developed technology	31,200	(16,128)	15,072	2.7
Trademarks	500	(410)	90	1.8
Assembled workforce	2,527	(2,105)	422	0.3
Other intangibles, net	$59,027	$(26,411)	$32,616	4.9

For the fiscal years ended January 31, 2025, 2024 and 2023, amortization expense related to intangible assets was $11.8 million, $11.5 million, and $10.2 million, respectively.

As of January 31, 2025, expected amortization expense in future periods is as follows (in thousands):

Year ending January 31,
2026	$5,217
2027	3,760
2028	3,760
2029	3,493
2030	2,480
Thereafter	2,155
Total expected future amortization expense	$20,865

Note 8. Leases

Operating Leases

The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2026 and fiscal 2032. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense, was not material for the years ended January 31, 2025 and 2024.

The following table presents information about leases on the consolidated balance sheets as of the dates indicated (in thousands):

	January 31,
	2025	2024
Assets:
Lease right-of-use assets	$6,806	$3,789
Liabilities:
Lease liabilities, current	3,307	6,180
Lease liabilities, non-current	9,637	6,809
As of January 31, 2025 and 2024, the weighted average remaining lease term was 3.5 years and 3.2 years, respectively. As of January 31, 2025 and 2024, the weighted average discount rate used to determine the net present value of the lease liabilities was 5.2% and 3.8%, respectively.

The following table presents information about leases on the consolidated statements of operations for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Operating lease expense	$3,067	$4,736	$5,651
Short-term lease expense	2,261	1,856	1,842
Variable lease expense	937	1,149	1,363

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$6,647	$6,557	$7,025
New operating lease right-of-use assets obtained in exchange for lease liabilities	$6,111	$349	$—

As of January 31, 2025, remaining maturities of lease liabilities are as follows (in thousands):

Year ended January 31,
2026	$3,849
2027	4,047
2028	4,172
2029	1,974
2030	81
Thereafter	—
Gross lease payments	$14,123
Less: imputed interest	(1,179)
Total lease liabilities	$12,944

In the year ended January 31, 2024, the Company recorded an impairment charge to its right-of-use assets of $6.1 million. The impairment charges represent the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on the consolidated statement of operations. There were no impairment charges recorded in the years ended January 31, 2025 and 2023.

In January 2025, The Company entered into a non-cancelable lease for office space in Atlanta, for which the lessor is the construction agent for certain improvements to be added to the space prior to the Company obtaining economic benefit of the space. The lease will commence for accounting purposes upon completion of the construction, which is expected to be in the first quarter of fiscal 2026. The term of the lease is 92 months. Contractual obligations under the lease are expected to be $0.3 million in fiscal 2026, $0.4 million in each of fiscal 2027, 2028, 2029, and 2030, and $1.3 million thereafter. Upon lease commencement, the lease classification will be determined and the right-of-use asset and lease liability will be recognized on the consolidated balance sheet.

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

In October 2023, the Company paid $223.7 million to repurchase an aggregate principal amount of $230.0 million of the 2025 Notes with a carrying value of $227.5 million, net of unamortized issuance costs of $2.6 million. As a result, in the year ended January 31, 2024, the Company recorded a gain on partial extinguishment of the 2025 Notes of $3.7 million in the consolidated statements of operations.

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

Accounting for the Notes

The Notes are accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of January 31, 2025, the 2025 Notes are classified in current liabilities and the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.91% for the 2025 Notes and 2.13% for the 2028 Notes.

The net carrying amount of the Notes was as follows as of the dates indicated (in thousands):

	As of January 31, 2025			As of January 31, 2024
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$57,500	$402,500	$460,000	$57,500	$402,500	$460,000
Unamortized issuance costs	(74)	(9,218)	(9,292)	(597)	(11,373)	(11,970)
Net carrying amount	$57,426	$393,282	$450,708	$56,903	$391,127	$448,030

Interest expense recognized related to the Notes was as follows for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Contractual interest expense	$6,629	$4,422	$3,594
Amortization of debt issuance costs	2,629	2,078	1,839
Total interest expense related to the Notes	$9,258	$6,500	$5,433

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

The 2025 Capped Calls each have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes, and an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of the Company’s common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election. The 2025 Capped Calls remain outstanding as of January 31, 2025.

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of January 31, 2025.

Note 10. Commitments and Contingencies

Contractual Obligations

The Company’s contractual obligations are as follows for the periods presented (in thousands):

	Purchase Commitments(1)	Senior Convertible Notes(2)	Total
Year ended January 31,
2026	$33,188	$63,897	$97,085
2027	22,228	6,038	28,266
2028	16,334	6,038	22,372
2029	264	408,538	408,802
2030	—	—	—
Thereafter	—	—	—
Total contractual obligations	$72,014	$484,511	$556,525
(1) Primarily relates to contractual third-party services.
(2) Includes principal and interest payments. For more information regarding the Company’s convertible senior notes, refer to Note 9. Debt and Financing Arrangements.

Refer to Note 8. Leases for a description of the Company’s lease-related contractual obligations.

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

Note 11. Deferred Revenue and Remaining Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Deferred revenue, beginning of period	$228,161	$209,051	$170,224
Billings	485,090	448,715	408,764
Deferred revenue assumed in business combinations	—	1,094	856
Revenue recognized	(467,499)	(430,699)	(370,793)
Deferred revenue, end of period	$245,752	$228,161	$209,051

Approximately 54%, 48%, and 44% of total revenue recognized in the fiscal years ended January 31, 2025, 2024, and 2023 was from the deferred revenue balances at the beginning of each period.

The transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

Beginning in the first quarter of fiscal 2025, the Company began to include contracts with an original term of less than 12 months in this disclosure. Such contracts comprised $128 million of remaining non-cancelable performance obligations as of January 31, 2025.

As of January 31, 2025, total remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $440 million. Of this amount, the Company expects to recognize revenue of approximately $302 million, or 68.6%, over the next 12 months with the balance to be recognized as revenue thereafter.

Note 12. Common Stock and Stockholders’ Equity

Common Stock

The Company has authorized capital stock consisting of 1,000,000,000 shares of common stock as of January 31, 2025 and 2024, with a par value of $0.000005 per share. The Company had 91,082,604 and 95,068,187 shares of common stock issued and 91,082,604 and 92,737,185 shares of common stock outstanding as of January 31, 2025 and 2024, respectively.

Common Stock Repurchases
In October 2023, the Company repurchased a total of 2,331,002 shares of the Company’s common stock through open market purchases at an average per share price of $21.45 for a total repurchase price of $50.0 million. During the year ended January 31, 2025, these shares were retired.

In May 2024, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $100.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company repurchased a total of 5,223,071 shares of common stock through open market purchases at an average per share price of $19.15 for a total repurchase price of $100.0 million. During the year ended January 31, 2025, these shares were retired.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of January 31, 2025 and 2024, the Company was authorized to grant up to 36,096,964 shares and 31,519,553 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of January 31, 2025 and 2024, there were 20,028,092 shares and 17,178,454 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

January 31, 2025
Outstanding stock options and unvested RSUs and PSUs	12,879,148
Available for future stock option, RSU, and PSU grants	20,028,092
Available for ESPP	3,795,079
Total common stock reserved for future issuance	36,702,319

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2024	4,875,025	$10.29	4.4	$68,151
Granted	—	$—
Exercised	(620,106)	$6.97
Forfeited or canceled	(34,287)	$24.17
Outstanding at January 31, 2025	4,220,632	$10.67	3.2	$37,041
Vested and exercisable as of January 31, 2025	4,183,325	$10.47	3.1	$36,997

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant and accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of the Company’s stock options granted to employees during the periods indicated:

	Year ended January 31,
	2024	2023
Expected dividend yield	—	—
Expected volatility	55.0%	47.1%
Expected term (years)	5.2	6.1
Risk-free interest rate	4.50% - 4.60%	2.50%

No stock options were granted during the year ended January 31, 2025. Stock options granted during the years ended January 31, 2024 and 2023 had a weighted average grant date fair value per share of $13.00 and $16.46, respectively. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2025, 2024, and 2023 was $7.2 million, $22.7 million, and $50.8 million, respectively.

As of January 31, 2025, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 1.0 year.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	7,412,056	$31.08
Granted	4,831,482	$20.73
Vested	(3,906,967)	$30.24
Forfeited or canceled	(1,221,607)	$29.61
Outstanding at January 31, 2025	7,114,964	$24.78

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of January 31, 2025, there was $167.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years based on vesting under the award service conditions.

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

In the year ended January 31, 2025, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan and relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index for the fiscal year ended January 31, 2024. Based on the results, the PSUs granted in April 2023 (“2023 PSU Awards”) were cancelled as the target was not met.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2024	541,992	$35.08
Granted(1)	781,813	$21.62
Vested	(9,050)	$41.17
Forfeited or canceled	(65,182)	$35.64
Performance adjustment for 2023 PSU Awards	(487,834)	$41.88
Outstanding at January 31, 2025	761,739	$21.62
(1)This amount represents awards granted at 100% attainment.

During the year ended January 31, 2025, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of January 31, 2025, total unrecognized stock-based compensation cost related to PSUs was $6.6 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.2 years.

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

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the periods indicated:

Year ended January 31,
	2025	2024	2023
Expected dividend yield	—	—	—
Expected volatility	38.4% - 51.9%	35.8% - 60.1%	44.1% - 65.6%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.20% - 5.32%	0.69% - 5.29%	0.11% - 4.62%

During the fiscal years ended January 31, 2025, 2024 and 2023, the Company recognized $4.8 million, $6.0 million, and $4.9 million, respectively of stock-based compensation expense related to the ESPP.

During the fiscal years ended January 31, 2025, 2024 and 2023, the Company withheld $8.5 million, $10.2 million, and $10.0 million, respectively, in contributions from employees.

In the fiscal years ended January 31, 2025, 2024 and 2023, 502,460, 536,151, and 495,432 shares of common stock, respectively, were issued under the ESPP at a weighted average purchase price of $17.89, $19.20, and $19.93 per share, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s consolidated statements of operations was as follows for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Cost of revenue	$5,984	$7,586	$6,827
Research and development	44,691	44,800	39,012
Sales and marketing	31,185	30,345	29,804
General and administrative	44,350	44,421	34,264
Total	$126,210	$127,152	$109,907

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

The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	As of January 31,
	2025	2024	2023
Numerator:
Net loss attributable to PagerDuty, Inc.	$(42,735)	$(75,189)	$(128,423)
Less: Adjustment attributable to redeemable non-controlling interest	11,725	6,568	—
Net loss attributable to PagerDuty, Inc. common stockholders	$(54,460)	$(81,757)	$(128,423)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted (in thousands)	92,000	92,341	88,721
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.59)	$(0.89)	$(1.45)

Since the Company was in a loss position for the periods presented, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of January 31,
	2025	2024	2023
Shares subject to outstanding common stock awards	12,097	12,829	14,989
Restricted stock issued to acquire key personnel	—	25	63
Shares issuable pursuant to the ESPP	103	105	106
Total	12,200	12,959	15,158

Additionally, as of January 31, 2023, using the conversion rate of 24.95 shares of common stock per $1,000 principal amount of the 2025 Notes, the potentially dilutive shares that were not included in the diluted per share calculations was 7.2 million.

As described in Note 9, Debt and Financing Arrangements, upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of January 31, 2025 and 2024, the conversion options of the Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

Additionally, as described in Note 9, Debt and Financing Arrangements, the Company entered into the Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

Note 14. Income Taxes

The components of loss before income taxes were as follows for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Domestic	$(44,009)	$(75,375)	$(130,971)
Foreign	2,256	(2,004)	907
Loss before (provision for) benefit from income taxes	$(41,753)	$(77,379)	$(130,064)

The components of the provision for (benefit from) income tax were as follows for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Current:
Federal	$433	$—	$—
State	437	117	—
Foreign	999	466	267
Total current tax expense	$1,869	$583	$267
Deferred:
Federal	$—	$(97)	$(794)
State	—	(39)	(536)
Foreign	(86)	(459)	224
Total deferred tax expense	$(86)	$(595)	$(1,106)
Provision for (benefit from) income taxes	$1,783	$(12)	$(839)

A reconciliation of the Company’s recorded provision for (benefit from) income tax to the amount of taxes computed at the U.S. statutory rate was as follows for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Income taxes computed at U.S. federal statutory rate	$(8,768)	$(16,249)	$(27,313)
State taxes, net of federal benefit	1,075	(2,029)	(5,044)
Stock-based compensation	14,760	8,695	554
Foreign rate differential	419	428	300
Tax credits, net of FIN48 reserves	(1,460)	(1,956)	(1,789)
Change in valuation allowance	(4,605)	10,169	31,350
Foreign-derived intangible income benefit	(1,039)	—	—
Other	1,401	930	1,103
Provision for (benefit from) income taxes	$1,783	$(12)	$(839)

Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows as of the periods indicated (in thousands):

	January 31,
	2025	2024
Deferred tax assets:
Net operating losses	$110,076	$122,343
Capitalized research and development costs	46,543	34,757
Allowances and accruals	8,067	7,374
Stock-based compensation	9,306	11,096
Charitable contributions	74	3,983
Tax credits	15,032	14,704
Lease liabilities	2,947	3,262
Other	457	1,311
Gross deferred tax assets	$192,502	$198,830
Less: valuation allowance	(172,538)	(177,078)
Net deferred tax assets	$19,964	$21,752
Deferred tax liabilities:
Deferred commissions	$(11,067)	$(11,565)
Intangible assets	(9,353)	(11,357)
Lease assets	(1,445)	(958)
Other	(582)	(448)
Gross deferred tax liabilities	$(22,447)	$(24,328)
Net deferred tax liabilities	$(2,483)	$(2,576)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, including its history of losses in the United States and Japan, the Company believes that it is more likely than not that its U.S., federal and state, and Japan deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance on such deferred tax assets. The valuation allowance against its various deferred tax assets decreased by $4.5 million, increased by $14.2 million, and increased by $40.8 million during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. The decrease in the Company's valuation allowance compared to the prior year was primarily due to the utilization of U.S. federal and state net operating losses in the current period netted with the increase in U.S. deferred tax assets resulting from capitalization and amortization of research and development expenses.

As of January 31, 2025, the Company had federal net operating loss carryforwards as reported on the tax return in the amount of $404.2 million. Beginning in 2037, $5.3 million of the federal net operating losses will begin to expire. The remaining $398.9 million will carry forward indefinitely. As of January 31, 2025, the Company had state and foreign net operating loss carryforwards as reported on the tax return in the amount of $29.2 million and $6.5 million, respectively, which begin to expire in 2028 and 2033, respectively. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.

As of January 31, 2025, the Company had federal, California, and Canadian research and development credit carryforwards as reported on the tax return of $15.0 million, $7.4 million, and $2.3 million, respectively. The federal research and development credits will begin to expire in 2036, the California research and development credits have no expiration, and the Canadian research and development credits will begin to expire in 2042.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
Balance at beginning of period	$9,065	$7,723	$6,190
Additions related to prior years	—	110	85
Reductions related to prior years	(87)	(192)	(18)
Additions related to current year	1,297	1,424	1,304
Additions related to acquired positions	—	—	162
Balance at end of period	$10,275	$9,065	$7,723

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2017 and onwards. Due to its U.S. federal and state valuation allowance, $0.9 million, $0.9 million, and $1.0 million of unrecognized tax benefits as of January 31, 2025, 2024, and 2023, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2025. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly decrease in the next 12 months.

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

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Year ended January 31,
	2025	2024	2023
United States	$337,580	$312,165	$283,266
International	129,919	118,534	87,527
Total	$467,499	$430,699	$370,793

Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2025, 2024, or 2023.

As of January 31, 2025, 69% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 17% were located in Canada, 12% were located in Portugal, 1% were located in the United Kingdom, and 1% were located in Chile. As of January 31, 2024, 73% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 20% were located in Canada, 4% were located in Portugal, 2% were located in the United Kingdom, and 1% were located in Chile.
.
Note 16. Restructuring Costs

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

In July 2023, the Company recorded an impairment charge of $1.2 million, of which $0.4 million related to leasehold improvements and $0.8 million related to right-of-use lease assets and liabilities abandoned in the period as a result of the San Francisco office sublease. The impairment charge was recorded in general and administrative expenses on the consolidated statement of operations.

In January 2023, as part of the Company’s ongoing actions to drive efficient growth and expand operating margins, the Company began implementing changes that included reallocating certain roles and realigning teams to continue to improve operational resiliency and agility. The immediate impact was a 7% reduction in headcount, as some roles were eliminated and new roles created in high-talent, lower-cost geographies. During the fiscal year ended January 31, 2023, the Company incurred costs associated with the restructuring plan of approximately $5.0 million, which was primarily comprised of severance payments, employee benefit contributions, and other related costs. In connection with the restructuring, the Company recorded the restructuring costs within the cost of sales, research and development, sales and marketing, and general and administrative operating expense line items of its consolidated statements of operations as of January 31, 2023.

The Company incurred immaterial additional personnel costs related to the reduction in headcount during the year ended January 31, 2024. The amounts accrued as of January 31, 2023 and the immaterial additional costs incurred during the year ended January 31, 2024 were paid during the year ended January 31, 2024, with no remaining balances accrued as of January 31, 2024.

Restructuring costs incurred during the year ended January 31, 2025 were not material.

Note 17. 401(k) Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company is responsible for the administrative costs of the 401(k) plan, and effective January 1, 2022, the employer matching contribution was two percent (2%) of each participant’s employee contributions of at least 2% of eligible wages during the period. During the fiscal years ended January 31, 2025, 2024, and 2023, the Company recognized expense of $2.8 million, $3.6 million, and $2.6 million, respectively, related to matching contributions.

Note 18. Subsequent Events

In March 2025, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $150.0 million (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program replaces the Company’s 2024 Share Repurchase Program, which was completed in November 2024. Share repurchases under the 2025 Share Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The 2025 Share Repurchase Program expires on March 13, 2027 and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of January 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2025. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

On December 13, 2024, Mitra Rezvan, our former Chief Accounting Officer, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was adopted on July 10, 2024 and was set to expire on October 10, 2025. The trading plan provided for the sale of up to 60,594 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We maintain a Code of Business Conduct and Ethics applicable to all of our employees, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, which is a “Code of Ethics for Senior Financial Officers” as defined by applicable rules of the Securities and Exchange Commission (“SEC”). This code is publicly available on our website at www.pagerduty.com. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at pagerduty.com or in a Current Report on Form 8-K filed with the SEC.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 11. Executive Compensation

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2025.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are included as part of this Annual Report on Form 10-K.

(b) Exhibits: The exhibits listed in the accompanying index to the exhibits are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.4	Indenture, dated as of June 25, 2020, between PagerDuty, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38856	4.1	June 25, 2020
4.5	Form of Global Note, representing PagerDuty, Inc.’s 1.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38856	4.2	June 25, 2020
4.6	Indenture, dated as of October 13, 2023, by and between PagerDuty, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38856	4.1	October 13, 2023
4.7	Form of Global Note, representing PagerDuty, Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38856	4.2	October 13, 2023
10.1†	PagerDuty, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-K	001-38856	10.1	March 17, 2022
10.2†	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3†	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4†	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 4, 2021
10.5†	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.7†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.9†	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020
10.11†	PagerDuty, Inc. Cash Incentive Bonus Plan, as amended	10-K	001-38856	10.11	March 17, 2022

10.12†	PagerDuty, Inc. Non-Employee Director Compensation Policy					X
10.13	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020
10.14	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended					X
10.15	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	October 13, 2023
10.16†	Second Amended and Restated Offer Letter by and between the Company and Jennifer Tejada.	10-Q	001-38856	10.2	December 1, 2023
10.17†	Amended and Restated Executive Severance and Change in Control Policy	10-Q	001-38856	10.3	December 1, 2023
10.18†	PagerDuty, Inc. Incentive Compensation Recoupment Policy	10-K/A	001-38856	10.18	March 18, 2024
16.1	Letter from Ernst & Young LLP dated April 12, 2024	8-K	001-38857	16.1	April 10, 2024
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page)					X
31.1
Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
31.2
Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

PAGERDUTY, INC.
(registrant)

March 17, 2025	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
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

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director	March 17, 2025
Jennifer G. Tejada	(Principal Executive Officer)

/s/ Owen Howard Wilson	Chief Financial Officer and Principal Accounting Officer (Interim)	March 17, 2025
Owen Howard Wilson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Teresa Carlson	Director	March 17, 2025
Teresa Carlson

/s/ Sarah Franklin	Director	March 17, 2025
Sarah Franklin

/s/ Elena Gomez	Director	March 17, 2025
Elena Gomez

/s/ William Losch	Director	March 17, 2025
William Losch

/s/ Rathi Murthy	Director	March 17, 2025
Rathi Murthy

/s/ Zachary Nelson	Director	March 17, 2025
Zachary Nelson

/s/ Alex Solomon	Director	March 17, 2025
Alex Solomon

/s/ Bonita Stewart	Director	March 17, 2025
Bonita Stewart