Form 10-Q
period 2025-04-30
PagerDuty, Inc.
filed 2025-05-30
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38856
_________________________
PAGERDUTY, INC.
_________________________
(Exact name of registrant as specified in its charter)

Delaware	27-2793871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
600 Townsend St., Suite 200 San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)

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

The total number of shares of common stock outstanding as of May 28, 2025, was 92,173,975.

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

Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

•the impact of an economic downturn or recession, rising inflation, tariffs and trade wars, or significant market volatility in the global economy on our customers, partners, employees and business;
•trends in key business metrics, including annual recurring revenue (“ARR”), number of customers and dollar-based net retention rate, and non-GAAP financial measures and their usefulness in evaluating our business;
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

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including, but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 17, 2025. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$371,828	$346,460
Investments	225,286	224,366
Accounts receivable, net of allowance for credit losses of $1,106 and $1,103 as of April 30, 2025 and January 31, 2025, respectively	79,655	107,350
Deferred contract costs, current	19,321	19,787
Prepaid expenses and other current assets	17,201	13,757
Total current assets	713,291	711,720
Property and equipment, net	21,931	21,335
Deferred contract costs, non-current	24,846	25,279
Lease right-of-use assets	6,427	6,806
Goodwill	137,401	137,401
Intangible assets, net	18,959	20,865
Other assets	3,943	3,860
Total assets	$926,798	$927,266

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,771	$7,329
Accrued expenses and other current liabilities	18,505	20,322
Accrued compensation	29,276	37,505
Deferred revenue, current	237,076	243,269
Lease liabilities, current	3,584	3,307
Convertible senior notes, net, current	57,500	57,426
Total current liabilities	353,712	369,158
Convertible senior notes, net, non-current	393,866	393,282
Deferred revenue, non-current	2,636	2,483
Lease liabilities, non-current	8,675	9,637
Other liabilities	4,917	4,661
Total liabilities	763,806	779,221

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	17,335	18,217

Stockholders' equity
Common stock	—	—
Additional paid-in capital	748,331	725,483
Accumulated other comprehensive loss	(342)	(485)
Accumulated deficit	(602,332)	(595,170)
Total stockholders’ equity	145,657	129,828
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$926,798	$927,266

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended April 30,
	2025	2024
Revenue	$119,805	$111,172
Cost of revenue	19,184	19,343
Gross profit	100,621	91,829

Operating expenses:
Research and development	34,048	37,523
Sales and marketing	50,045	48,499
General and administrative	26,855	27,540
Total operating expenses	110,948	113,562
Loss from operations	(10,327)	(21,733)

Interest income	6,011	6,980
Interest expense	(2,364)	(2,148)
Other income (expense), net	114	(251)
Loss before provision for income taxes	(6,566)	(17,152)
Provision for income taxes	813	193
Net loss	$(7,379)	$(17,345)
Net loss attributable to redeemable non-controlling interest	(217)	(206)
Net loss attributable to PagerDuty, Inc.	$(7,162)	$(17,139)
Less: Adjustment attributable to redeemable non-controlling interest	(665)	6,917
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,497)	$(24,056)

Weighted average shares used in calculating net loss per share, basic and diluted	91,374	92,876
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.07)	$(0.26)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended April 30,
	2025	2024
Net loss	$(7,379)	$(17,345)
Unrealized gain (loss) on investments	156	(564)
Foreign currency translation adjustments	(13)	62
Total comprehensive loss	$(7,236)	$(17,847)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(217)	(206)
Comprehensive loss attributable to redeemable non-controlling interest	(217)	(206)
Comprehensive loss attributable to PagerDuty, Inc.	$(7,019)	$(17,641)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended April 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	—	$—	$129,828
Issuance of common stock upon exercise of stock options	454,193	—	3,602	—	—	—	—	3,602
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	617,490	—	(7,557)	—	—	—	—	(7,557)
Other comprehensive income	—	—	—	143	—	—	—	143
Stock-based compensation	—	—	26,138	—	—	—	—	26,138
Adjustment to redeemable non-controlling interest	—	—	665	—	—	—	—	665
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(7,162)	—	—	(7,162)
Balance as of April 30, 2025	92,154,287	$—	$748,331	$(342)	$(602,332)	—	$—	$145,657

	Three months ended April 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	41,875	—	291	—	—	—	—	291
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	489,663	—	(6,552)	—	—	—	—	(6,552)
Other comprehensive loss	—	—	—	(502)	—	—	—	(502)
Stock-based compensation	—	—	33,252	—	—	—	—	33,252
Adjustment to redeemable non-controlling interest	—	—	(6,917)	—	—	—	—	(6,917)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(17,139)	—	—	(17,139)
Balance as of April 30, 2024	95,599,725	$—	$794,842	$(1,235)	$(569,574)	(2,331,002)	$(50,000)	$174,033

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,497)	$(24,056)
Net loss and adjustment attributable to redeemable non-controlling interest	(882)	6,711
Net loss	(7,379)	(17,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,962	5,292
Amortization of deferred contract costs	5,514	5,279
Amortization of debt issuance costs	677	608
Stock-based compensation	25,753	32,940
Non-cash lease expense	379	846
Other	(811)	(1,302)
Changes in operating assets and liabilities:
Accounts receivable	27,610	22,716
Deferred contract costs	(4,579)	(4,805)
Prepaid expenses and other assets	(3,316)	(4,813)
Accounts payable	103	268
Accrued expenses and other liabilities	(1,811)	(3,435)
Accrued compensation	(8,336)	(1,667)
Deferred revenue	(6,411)	(4,423)
Lease liabilities	(685)	(1,512)
Net cash provided by operating activities	30,670	28,647
Cash flows from investing activities:
Purchases of property and equipment	(441)	(457)
Capitalized software costs	(1,243)	(1,092)
Purchases of available-for-sale investments	(44,148)	(50,065)
Proceeds from maturities of available-for-sale investments	44,400	46,556
Proceeds from sales of available-for-sale investments	—	2,237
Purchases of non-marketable equity investments	(250)	—
Net cash used in investing activities	(1,682)	(2,821)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,602	291
Employee payroll taxes paid related to net share settlement of restricted stock units	(7,557)	(6,552)
Net cash used in financing activities	(3,955)	(6,261)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	335	(115)
Net change in cash, cash equivalents, and restricted cash	25,368	19,450
Cash, cash equivalents, and restricted cash at beginning of period	348,328	366,667
Cash, cash equivalents, and restricted cash at end of period	$373,696	$386,117

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$371,828	$382,541
Restricted cash in other long-term assets	1,868	3,576
Total cash, cash equivalents, and restricted cash	$373,696	$386,117

Supplemental cash flow data:
Cash paid for income taxes	$498	$31
Cash paid for interest	$3,019	$3,069
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$567	$320
Stock-based compensation capitalized in software costs	$531	$312
Bonuses capitalized in software costs	$77	$56

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP” or “GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2025 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2025, included in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the results of PagerDuty, Inc., its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive loss, stockholders’ equity, and cash flows. The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the full year ending January 31, 2026 or for any other interim period, or for any future year.

The Company’s fiscal year ends on January 31. References to fiscal 2026 refer to the fiscal year ending January 31, 2026.

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

No single customer accounted for 10% or more of the total accounts receivable balance as of April 30, 2025 or January 31, 2025. No single customer accounted for 10% or more of revenue for the three months ended April 30, 2025 or 2024.

Segment Information

The Company manages its operations and allocates resources as one operating segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net loss to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net loss is the Company’s primary measure of profit or loss. Significant expenses within net loss include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net loss. Refer to Note 12. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, other expense, net, and provision for (benefit from) income taxes on the condensed consolidated statements of operations. Refer to Note 15. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company had no material related party transactions in the three months ended April 30, 2025. In the three months ended April 30, 2024, the Company billed $4.0 million to entities associated with related parties and recognized $4.0 million in accounts receivable associated with related parties. Other related party transactions for the three months ended April 30, 2024 were not significant.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of April 30, 2025 and January 31, 2025, the Company had restricted cash of $1.9 million, all of which was classified as non-current and included in other assets on the condensed consolidated balance sheets.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires that at each interim and annual reporting period, an entity discloses the amounts of certain expenses included in each relevant expense caption. The newly required expense disclosures include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. The amendment also requires that an entity discloses a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

Note 3. Redeemable Non-Controlling Interest
In May 2022, the Company established a joint venture, PagerDuty K.K. The Company obtained a 51% controlling interest and has consolidated the financial results of the joint venture.

The agreements with the non-controlling interest holders of PagerDuty K.K. contain redemption features whereby the interest held by the non-controlling interest holders is redeemable either: (i) at the option of the non-controlling interest holders; or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its redemption value, which is determined based on a prescribed formula derived from multiple metrics including the Company’s enterprise value and the annual recurring revenue of PagerDuty K.K. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interest is recorded on the Company's condensed consolidated balance sheets as temporary equity.

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Balance at beginning of period	$18,217	$7,293
Net loss attributable to redeemable non-controlling interest	(217)	(206)
Adjustments to redeemable non-controlling interest	(665)	6,917
Balance at end of period	$17,335	$14,004

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	April 30, 2025	January 31, 2025
Cash and cash equivalents:
Cash	$49,015	$47,523
Money market funds	320,218	298,937
Commercial paper	2,595	—
Total cash and cash equivalents	$371,828	$346,460

Available-for-sale investments:
U.S. Treasury securities	$58,526	$58,665
Commercial paper	6,516	7,446
Corporate debt securities	127,412	125,811
U.S. Government agency securities	32,832	32,444
Total available-for-sale investments	$225,286	$224,366

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2025 and 2024.

	April 30, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,480	$46	$58,526
Commercial paper	6,518	(2)	6,516
Corporate debt securities	127,269	143	127,412
U.S. Government agency securities	32,796	36	32,832
Total available-for-sale investments	$225,063	$223	$225,286

	January 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,620	$45	$58,665
Commercial paper	7,446	—	7,446
Corporate debt securities	125,792	19	125,811
U.S. Government agency securities	32,441	3	32,444
Total available-for-sale investments	$224,299	$67	$224,366

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	April 30, 2025
	Amortized Cost	Fair Value
Due within one year	$155,821	$155,864
Due between one to five years	69,242	69,422
Total	$225,063	$225,286

	January 31, 2025
	Amortized Cost	Fair Value
Due within one year	$143,797	$143,944
Due between one to five years	80,502	80,422
Total	$224,299	$224,366

As of April 30, 2025, there were 55 securities in an unrealized loss position with an aggregate fair value of $90.5 million, none of which were in a continuous unrealized loss position for more than 12 months. As of January 31, 2025, there were 49 securities in an unrealized loss position with an aggregate fair value of $77.2 million, 1 of which was in a continuous unrealized loss position for more than 12 months. The unrealized loss related to the 1 security was immaterial.

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of April 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$320,218	$—	$—	$320,218
U.S. Treasury securities	—	58,526	—	58,526
Commercial paper	—	9,111	—	9,111
Corporate debt securities	—	127,412	—	127,412
U.S. Government agency securities	—	32,832	—	32,832
Total	$320,218	$227,881	$—	$548,099
Included in cash equivalents				$322,813
Included in investments				$225,286

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$298,937	$—	$—	$298,937
U.S. Treasury securities	—	58,665	—	58,665
Commercial paper	—	7,446	—	7,446
Corporate debt securities	—	125,811	—	125,811
U.S. Government agency securities	—	32,444	—	32,444
Total	$298,937	$224,366	$—	$523,303
Included in cash equivalents				$298,937
Included in investments				$224,366

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2025 and January 31, 2025, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of April 30, 2025, the estimated fair value of the Company’s outstanding 1.25% Convertible Senior Notes due 2025 (the “2025 Notes”) was approximately $56.8 million and the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $379.0 million. The fair values were determined based on the quoted price for the 2025 Notes and the 2028 Notes (collectively, the “Notes”) in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	April 30, 2025	January 31, 2025
Leasehold improvements	$7,884	$7,629
Computers and equipment	7,579	7,511
Furniture and fixtures	4,180	3,936
Capitalized software	29,785	27,934
Gross property and equipment(1)	49,428	47,010
Accumulated depreciation and amortization	(27,497)	(25,675)
Property and equipment, net	$21,931	$21,335
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized software of $11.1 million and $9.0 million that had not yet been placed in service as of April 30, 2025 and January 31, 2025, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $2.0 million for the three months ended April 30, 2025 and 2024.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $44.2 million and $45.1 million as of April 30, 2025 and January 31, 2025, respectively. Amortization expense for deferred contract costs was $5.5 million and $5.3 million for the three months ended April 30, 2025 and 2024, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease term ended during the three months ended April 30, 2025. Sublease income, which was recorded as a reduction of rent expense, was not material for the three months ended April 30, 2025 and 2024.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	April 30, 2025	January 31, 2025
Assets:
Lease right-of-use assets	$6,427	$6,806
Liabilities:
Lease liabilities, current	$3,584	$3,307
Lease liabilities, non-current	$8,675	$9,637

As of April 30, 2025, the weighted average remaining lease term was 3.2 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 5.2%.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Operating lease expense	$586	$829
Short-term lease expense	$581	$394
Variable lease expense	$229	$210

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,398	$1,628

In January 2025, the Company entered into a non-cancelable lease for office space in Atlanta, for which the lessor is the construction agent for certain improvements to be added to the space prior to the Company obtaining economic benefit of the space. The lease will commence for accounting purposes upon completion of the construction, which is expected to be in the second quarter of fiscal 2026. The term of the lease is 92 months. Contractual obligations under the lease are expected to be $0.3 million in fiscal 2026, $0.4 million in each of fiscal 2027, 2028, 2029, and 2030, and $1.3 million thereafter. Upon lease commencement, the lease classification will be determined and the right-of-use asset and lease liability will be recognized on the condensed consolidated balance sheet.

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

Accounting for the 2025 Notes and the 2028 Notes

The Notes are accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of April 30, 2025, the 2025 Notes are classified in current liabilities and the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 1.91% for the 2025 Notes and 2.13% for the 2028 Notes.

The net carrying amount of the Notes was as follows as of the dates indicated (in thousands):

	As of April 30, 2025			As of January 31, 2025
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$57,500	$402,500	$460,000	$57,500	$402,500	$460,000
Unamortized issuance costs	—	(8,634)	(8,634)	(74)	(9,218)	(9,292)
Net carrying amount	$57,500	$393,866	$451,366	$57,426	$393,282	$450,708

Interest expense recognized related to the Notes was as follows for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Contractual interest expense	$1,687	$1,540
Amortization of debt issuance costs	677	608
Total interest expense related to the Notes	$2,364	$2,148

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

The 2025 Capped Calls each have an initial strike price of approximately $40.08 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes, and an initial cap price of $61.66 per share, subject to certain adjustments. The 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 7.2 million shares of the Company’s common stock. The 2025 Capped Calls are subject to automatic exercise over a 40 trading day period commencing on May 2, 2025, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2025 Capped Calls remain outstanding as of April 30, 2025.

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of April 30, 2025.

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

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Deferred revenue, beginning of period	$245,752	$228,161
Billings	113,765	106,604
Revenue recognized	(119,805)	(111,172)
Deferred revenue, end of period	$239,712	$223,593

For the three months ended April 30, 2025 and 2024, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

The transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.

As of April 30, 2025, total remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $430 million. Of this amount, the Company expects to recognize revenue of approximately $302 million, or 70%, over the next 12 months with the balance to be recognized as revenue thereafter.

Note 12. Common Stock and Stockholders’ Equity

Common Stock Repurchases
In May 2024, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $100.0 million of the Company’s common stock (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company repurchased a total of 5,223,071 shares of the Company’s common stock through open market purchases at an average per share price of $19.15 for a total repurchase price of $100.0 million. During the year ended January 31, 2025, these shares were retired.

In March 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. During the three months ended April 30, 2025, the Company repurchased no shares under the 2025 Share Repurchase Program. As of April 30, 2025, $150.0 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of April 30, 2025 and January 31, 2025, the Company was authorized to grant up to 40,652,894 shares and 36,096,964 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of April 30, 2025 and January 31, 2025, there were 21,814,602 shares and 20,028,092 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

April 30, 2025
Outstanding stock options and unvested RSUs and PSUs	14,454,675
Available for future stock option, RSU, and PSU grants	21,814,602
Available for Employee Stock Purchase Plan (“ESPP”)	4,705,905
Total common stock reserved for future issuance	40,975,182

Stock Options

As of April 30, 2025, there was approximately $0.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 0.7 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	7,114,964	$24.78
Granted	3,444,415	$18.29
Vested	(846,367)	$27.89
Forfeited or canceled	(733,675)	$25.60
Outstanding at April 30, 2025	8,979,337	$21.93

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of April 30, 2025, there was $188.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years based on vesting under the award service conditions.

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

In the three months ended April 30, 2025, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan for the fiscal year ended January 31, 2025. Based on the results, the PSUs granted in April 2024 (“2024 PSU Awards”) were earned at an attainment of 76.3%.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	761,739	$21.62
Granted(1)	619,622	$18.31
Vested	(183,850)	$21.62
Forfeited or canceled	(38,853)	$30.28
Performance adjustment for 2024 PSU Awards	(57,111)	$21.62
Outstanding at April 30, 2025	1,101,547	$27.70
(1) This amount represents awards granted at 100% attainment.

During the three months ended April 30, 2025, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of April 30, 2025, total unrecognized stock-based compensation cost related to PSUs was $9.8 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.5 years.

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

During the three months ended April 30, 2025 and 2024, the Company recognized $1 million and $1.7 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended April 30, 2025 and 2024, the Company withheld $2.7 million and $3.1 million, respectively, in contributions from employees.

During the three months ended April 30, 2025 and 2024, there were no purchases related to the ESPP.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Cost of revenue	$1,097	$1,756
Research and development	9,840	11,222
Sales and marketing	6,219	7,947
General and administrative	8,597	12,015
Total stock-based compensation expense	$25,753	$32,940

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

The following table presents the calculation of basic and diluted net loss per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended April 30,
	2025	2024
Numerator:
Net loss attributable to PagerDuty, Inc.	$(7,162)	$(17,139)
Less: Adjustment attributable to redeemable non-controlling interest	(665)	6,917
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,497)	$(24,056)
Denominator:
Weighted average shares used in calculating net loss per share, basic and diluted	91,374	92,876
Net loss per share, basic and diluted, attributable to PagerDuty, Inc. common stockholders	$(0.07)	$(0.26)

Since the Company was in a loss position for the periods presented, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of April 30,
	2025	2024
Shares subject to outstanding common stock awards	13,835	14,813
Restricted stock issued to acquire key personnel	—	25
Shares issuable pursuant to the ESPP	263	267
Total	14,098	15,105

As described in Note 9. Debt and Financing Arrangements, upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of April 30, 2025 and 2024 , the conversion options of the Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

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

The Company recorded provision for income taxes of $0.8 million and $0.2 million for the three months ended April 30, 2025, and 2024, respectively.

The Company maintains a valuation allowance for its net U.S. deferred tax assets, including federal and state net operating loss carryforwards, tax credits, and intangible assets. The Company expects to maintain these valuation allowances until it becomes more likely than not that the benefit of its deferred tax assets will be realized by way of expected future taxable income in the United States. The Company regularly assesses all available evidence, including cumulative historic losses and forecasted earnings. Given current earnings and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon the Company's publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors.

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
United States	$86,030	$80,792
International	33,775	30,380
Total	$119,805	$111,172

Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2025 or 2024.

As of April 30, 2025 and January 31, 2025, 69% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 17% were located in Canada, 12% were located in Portugal, 1% were located in the United Kingdom, and 1% were located in Chile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended January 31, 2025. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions as identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Except as otherwise noted, all references to fiscal 2025 refer to the year ended January 31, 2025.

Overview and Business Model

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

We have spent more than a decade building deep product integrations to our platform, and our ecosystem now includes over 700 direct integrations to enable our customers to gather and correlate digital signals from virtually any software-enabled system or device. This allows technical teams to collect digital signals from nearly any system or platform in their environment, and without the effects of context switching. Those same integrations connect with popular collaboration tools and business applications, as well as all types of technology stacks to drive automation of work.

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

Macroeconomic Environment

Our business and financial performance has and may continue to be subject to the effects of worldwide macroeconomic conditions, including, but not limited to, global inflation and heightened interest rates, tariffs and trade wars, existing and new laws and regulations, and economic uncertainty and volatility globally and in the jurisdictions in which we do business.

We will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part II, Item 1A, Risk Factors.

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

Annual Recurring Revenue (“ARR”)

We believe ARR is a key metric to measure our business performance because it is an indication of our ability to maintain and expand our relationships with existing customers and generate new business. We define ARR as the annualized recurring revenue of all active contracts at the end of a reporting period.

ARR was as follows as of the dates indicated (in millions):

	As of April 30,
	2025	2024
ARR	$496.0	$463.4

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

	As of April 30,
	2025	2024
Customers	15,247	15,120
Customers with greater than $100.0 thousand in ARR	848	811

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

	Last 12 months ended April 30,
	2025	2024
Dollar-based net retention rate	104%	106%

Results of Operations

Three months ended April 30, 2025 compared to three months ended April 30, 2024

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended April 30,
	2025		2024
Revenue	$119,805	100.0%	$111,172	100.0%
Cost of revenue(1)	19,184	16.0%	19,343	17.4%
Gross profit	100,621	84.0%	91,829	82.6%

Operating expenses:
Research and development(1)	34,048	28.4%	37,523	33.8%
Sales and marketing(1)	50,045	41.8%	48,499	43.6%
General and administrative(1)	26,855	22.4%	27,540	24.8%
Total operating expenses	110,948	92.6%	113,562	102.1%
Loss from operations	(10,327)	(8.6)%	(21,733)	(19.5)%

Interest income	6,011	5.0%	6,980	6.3%
Interest expense	(2,364)	(2.0)%	(2,148)	(1.9)%
Other income (expense), net	114	0.1%	(251)	(0.2)%
Loss before provision for income taxes	(6,566)	(5.5)%	(17,152)	(15.4)%
Provision for income taxes	813	0.7%	193	0.2%
Net loss	$(7,379)	(6.2)%	$(17,345)	(15.6)%
Net loss attributable to redeemable non-controlling interest	(217)	(0.2)%	(206)	(0.2)%
Net loss attributable to PagerDuty, Inc.	$(7,162)	(6.0)%	$(17,139)	(15.4)%
Less: Adjustment attributable to redeemable non-controlling interest	(665)	(0.6)%	6,917	6.2%
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,497)	(5.4)%	$(24,056)	(21.6)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended April 30,
	2025	2024
Cost of revenue	$1,097	$1,756
Research and development	9,840	11,222
Sales and marketing	6,219	7,947
General and administrative	8,597	12,015
Total	$25,753	$32,940

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

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2025	2024	$	%
Revenue	$119,805	$111,172	$8,633	7.8%

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2025	2024	$	%
Cost of revenue	$19,184	$19,343	$(159)	(0.8)%
Gross margin	84.0%	82.6%

The decrease in cost of revenue is primarily due to: (i) a decrease of $1.1 million in amortization of acquired intangible assets; and (ii) a decrease of $0.5 million in outside services spend for the customer service team; offset by (iii) an increase of $0.6 million in personnel costs as a result of an increase in headcount; (iv) an increase of $0.4 million in costs to support the business and related infrastructure, which include allocated overhead costs; (v) an increase of $0.3 million in other expenses, which primarily consisted of merchant fees; and (vi) an increase of $0.2 million in amortization of capitalized software.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$34,048	$37,523	$(3,475)	(9.3)%
Sales and marketing	50,045	48,499	1,546	3.2%
General and administrative	26,855	27,540	(685)	(2.5)%
Total operating expenses	$110,948	$113,562	$(2,614)	(2.3)%

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

Research and development expenses decreased primarily due to: (i) a decrease of $3.0 million in personnel costs as a result of a decrease in headcount and a decrease in stock-based compensation; and (ii) a decrease of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs.

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

Sales and marketing expenses increased primarily due to: (i) an increase of $2.5 million in marketing costs for media campaigns during the current period; (ii) an increase of $0.8 million in personnel costs primarily due to severance costs that occurred during the current period; and (iii) an increase of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iv) a decrease of $2.2 million in outside services spend due to higher leverage of internal resources.

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

General and administrative expenses decreased primarily due to: (i) a decrease of $2.7 million in personnel costs, driven largely by a decrease in stock-based compensation; offset by (ii) an increase of $1.9 million in outside services costs.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2025	2024	$	%
Interest income	$6,011	$6,980	$(969)	(13.9)%
Interest expense	$(2,364)	$(2,148)	$(216)	10.1%
Other income (expense), net	$114	$(251)	$365	(145.4)%
Provision for income taxes	$813	$193	$620	321.2%

Interest income: Interest income consists of accretion income and amortization expense on our available-for-sale investments, income earned on our cash and cash equivalents, and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.

Interest income decreased primarily due to a decrease in interest-earning cash balances in the current quarter.

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

Interest expense increased primarily due to an increase in interest expense related to the Convertible Notes.

Other income (expense), net: Other income (expense), net primarily consists of foreign currency transaction gains and losses.

The change in other income (expense), net was due to fluctuations in foreign currency during the period.

Provision for (benefit from) income taxes: Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign and U.S. jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized for all years presented.

The change in provision for (benefit from) income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

Shareholder matters: PagerDuty views certain charges, including third-party legal, consulting, and advisory fees, related to shareholder activity that are outside of the ordinary course of our business and expenses related to a cooperation agreement as events that are not necessarily reflective of operational performance during a period. PagerDuty believes that such charges do not have a direct correlation to the operations of the Company’s business and may vary in size depending on the timing, results, and resolution of such shareholder matters. The consideration of measures that exclude such expenses can assist in the comparison of operational performance in periods which may or may not include such expenses.
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

Income tax effects and adjustments: Based on PagerDuty’s financial outlook for fiscal 2026, PagerDuty is utilizing a projected non-GAAP tax rate of 22%. PagerDuty uses a projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the impact of non-recurring and period specific items, which can vary in size and frequency. PagerDuty's estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that PagerDuty believes materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events.

Non-GAAP gross profit and non-GAAP gross margin

We define non-GAAP gross profit as gross profit excluding the following expenses typically included in cost of revenue: stock-based compensation expense, employer taxes related to employee stock transactions, and amortization of acquired intangible assets. We define non-GAAP gross margin as non-GAAP gross profit as a percentage of revenue.

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Gross profit	$100,621	$91,829
Add:
Stock-based compensation	1,097	1,756
Employer taxes related to employee stock transactions	38	44
Amortization of acquired intangible assets	1,273	2,407
Non-GAAP gross profit	$103,029	$96,036

Revenue	$119,805	$111,172
Gross margin	84.0%	82.6%
Non-GAAP gross margin	86.0%	86.4%

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as loss from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments, and asset impairment, restructuring costs, and shareholder matters, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Loss from operations	$(10,327)	$(21,733)
Add:
Stock-based compensation	25,753	32,940
Employer taxes related to employee stock transactions	718	703
Amortization of acquired intangible assets	1,906	3,148
Acquisition-related expenses	228	263
Restructuring costs	3,811	8
Shareholder matters	2,270	—
Non-GAAP operating income	$24,359	$15,329

Revenue	$119,805	$111,172
Operating margin	(8.6)%	(19.5)%
Non-GAAP operating margin	20.3%	13.8%

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net loss attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, restructuring costs, shareholder matters, adjustment attributable to redeemable non-controlling interest, and income tax adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Net loss attributable to PagerDuty, Inc. common stockholders	$(6,497)	$(24,056)
Add:
Stock-based compensation	25,753	32,940
Employer taxes related to employee stock transactions	718	703
Amortization of debt issuance costs	677	608
Amortization of acquired intangible assets	1,906	3,148
Acquisition-related expenses	228	263
Restructuring costs	3,811	8
Shareholder matters	2,270	—
Adjustment attributable to redeemable non-controlling interest	(665)	6,917
Income tax effects and adjustments	(5,522)	(4,526)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$22,679	$16,005

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024
Net cash provided by operating activities	$30,670	$28,647
Purchases of property and equipment	(441)	(457)
Capitalization of software costs	(1,243)	(1,092)
Free cash flow	$28,986	$27,098
Net cash used in investing activities	$(1,682)	$(2,821)
Net cash used in financing activities	$(3,955)	$(6,261)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of April 30, 2025, our principal sources of liquidity were cash and cash equivalents and investments totaling $597.1 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2025 Notes and 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 9. Debt and Financing Arrangements, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. The $57.5 million principal of our 2025 Notes is short-term in nature and will be repaid by us in cash at maturity during the three months ending July 31, 2025.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2025, we had deferred revenue of $239.7 million, of which $237.1 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Programs

In March 2025, we announced that our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. The 2025 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of April 30, 2025, no shares had been repurchased under the 2025 Share Repurchase Program and $150.0 million of the total amount authorized to be repurchased remained available.

The 2025 Share Repurchase Program replaces the share repurchase program approved by our Board of Directors in May 2024 (the “2024 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $100.0 million. The 2024 Share Repurchase Program did not obligate us to acquire a specified number of shares, and could be suspended, modified, or terminated at any time, without prior notice. During the year ended January 31, 2025, the Company repurchased a total of 5,223,071 shares of common stock under the 2024 Share Repurchase Program through open market purchases, including through 10b5-1 plans, at an average per share price of $19.15 for a total repurchase price of $100.0 million. During the year ended January 31, 2025, these shares were retired.

Future Contractual Obligations

Our estimated future obligations as of April 30, 2025 include both current and long-term obligations. Our debt obligations total $451.4 million, of which $57.5 million is short-term, and the remainder is long-term. Additionally, we had $1.8 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $3.6 million and a long-term obligation of $8.7 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of April 30, 2025, not including any future optional renewal periods.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three months ended April 30,
	2025	2024	$ Change
Net cash provided by operating activities	$30,670	$28,647	$2,023
Net cash used in investing activities	(1,682)	(2,821)	1,139
Net cash used in financing activities	(3,955)	(6,261)	2,306
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	335	(115)	450
Net change in cash, cash equivalents, and restricted cash	$25,368	$19,450	$5,918

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating loss performance due to the 7.8% increase in revenue. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities decreased, primarily due to a decrease in purchases of available-for-sale investments, offset by a decrease in proceeds from maturities of available-for-sale investments and proceeds from sales of available-for-sale investments.

Financing Activities

Net cash used in financing activities decreased, primarily due to an increase in proceeds from the issuance of common stock upon exercise of stock options.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10. Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $1.8 million of irrevocable standby letters of credit outstanding as of April 30, 2025. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the three months ended April 30, 2024, decreasing our total cash balance by $0.1 million as of April 30, 2024, and a positive effect on cash in the three months ended April 30, 2025, increasing our total cash balance by $0.3 million as of April 30, 2025.

Critical Accounting Estimates

For a description of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended January 31, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended January 31, 2025.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for year ended January 31, 2025

Our annual recurring revenue and certain other operational data are operating metrics that are subject to assumptions and limitations, including that the factors that impact ARR will vary from those that impact revenue. As such, these metrics may not provide an accurate indication of our actual performance or our future results.

ARR and other operational metrics are based on numerous assumptions and limitations, are calculated using our internal data from non-financial systems, have not been independently verified by third parties, and may not accurately reflect actual results nor provide an accurate indication of future or expected results. Further, the definitions and assumptions for these metrics may differ from those calculated by other businesses. ARR is not a proxy for revenue or a forecast of revenue, and does not reflect any anticipated reductions in contract value due to contract non-renewals or service cancellations. In addition, the factors that impact ARR will vary from those that impact revenue in a given period. As a result, ARR and our other operational data may not accurately reflect our actual performance, and investors should consider these metrics in light of the assumptions and processes used in calculating such metrics and the limitations as a result thereof. Investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics” for additional information regarding ARR and other operational metrics.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

Although our current business model is not directly reliant on the import or export of physical goods, recent trade policies and uncertainty related thereto, including with respect to tariffs and other restrictions, have created a dynamic and unpredictable trade landscape, which may indirectly adversely impact our business and operations. For example, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions, whether driven by trade tensions, political disagreements, or regulatory concerns, may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended January 31, 2025.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended April 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
February 1 - 28, 2025	—	$—	—	—
March 1 - 31, 2025	—	$—	—	—
April 1 - 30, 2025	—	$—	—	—
Total	—		—
(1) In March 2025, our Board of Directors authorized a stock repurchase program of up to $150.0 million of our common stock. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. The share repurchase program is expected to continue through March 2027, unless extended or shortened by the Board of Directors. See Note 12. Common Stock and Stockholders’ Equity elsewhere this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.1	Cooperation Agreement dated as of April 28, 2025, by and among PagerDuty, Inc. and Scalar Gauge Fund, LP, and certain other parties	8-K	001-38856	10.1	April 28, 2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

PAGERDUTY, INC.
(registrant)

May 30, 2025	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

May 30, 2025	/s/ Owen Howard Wilson
Date	Owen Howard Wilson
Chief Financial Officer and Principal Accounting Officer (Interim)
(Principal Financial Officer and Principal Accounting Officer)