Form 10-Q
period 2025-07-31
PagerDuty, Inc.
filed 2025-09-04
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

The total number of shares of common stock outstanding as of August 29, 2025, was 93,246,403.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$339,712	$346,460
Investments	228,142	224,366
Accounts receivable, net of allowance for credit losses of $1,125 and $1,103 as of July 31, 2025 and January 31, 2025, respectively	70,401	107,350
Deferred contract costs, current	19,004	19,787
Prepaid expenses and other current assets	14,489	13,757
Total current assets	671,748	711,720
Property and equipment, net	25,211	21,335
Deferred contract costs, non-current	25,089	25,279
Lease right-of-use assets	8,266	6,806
Goodwill	137,401	137,401
Intangible assets, net	17,727	20,865
Other assets	6,089	3,860
Total assets	$891,531	$927,266

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$7,046	$7,329
Accrued expenses and other current liabilities	15,016	20,322
Accrued compensation	28,419	37,505
Deferred revenue, current	227,014	243,269
Lease liabilities, current	3,646	3,307
Convertible senior notes, net, current	—	57,426
Total current liabilities	281,141	369,158
Convertible senior notes, net, non-current	394,541	393,282
Deferred revenue, non-current	2,900	2,483
Lease liabilities, non-current	10,186	9,637
Other liabilities	5,082	4,661
Total liabilities	693,850	779,221

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	16,972	18,217

Stockholders' equity
Common stock	—	—
Additional paid-in capital	774,139	725,483
Accumulated other comprehensive loss	(673)	(485)
Accumulated deficit	(592,757)	(595,170)
Total stockholders’ equity	180,709	129,828
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$891,531	$927,266

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenue	$123,411	$115,935	$243,216	$227,107
Cost of revenue	19,001	20,080	38,185	39,423
Gross profit	104,410	95,855	205,031	187,684

Operating expenses:
Research and development	30,897	35,088	64,945	72,611
Sales and marketing	44,456	50,966	94,501	99,465
General and administrative	25,491	25,828	52,346	53,368
Total operating expenses	100,844	111,882	211,792	225,444
Income (loss) from operations	3,566	(16,027)	(6,761)	(37,760)

Interest income	6,149	7,516	12,160	14,496
Interest expense	(2,286)	(2,363)	(4,650)	(4,511)
Other income (expense), net	120	117	234	(134)
Income (loss) before provision for income taxes	7,549	(10,757)	983	(27,909)
(Benefit from) provision for income taxes	(1,865)	427	(1,052)	620
Net income (loss)	$9,414	$(11,184)	$2,035	$(28,529)
Net loss attributable to redeemable non-controlling interest	(161)	(272)	(378)	(478)
Net income (loss) attributable to PagerDuty, Inc.	$9,575	$(10,912)	$2,413	$(28,051)
Less: Adjustment attributable to redeemable non-controlling interest	(202)	2,330	(867)	9,247
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$9,777	$(13,242)	$3,280	$(37,298)

Weighted-average shares used in calculating net income (loss) per share:
Basic	92,600	93,289	91,997	93,082
Diluted	94,198	93,289	93,895	93,082
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders
Basic	$0.11	$(0.14)	$0.04	$(0.40)
Diluted	$0.10	$(0.14)	$0.03	$(0.40)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Net income (loss)	$9,414	$(11,184)	$2,035	$(28,529)
Unrealized (loss) gain on investments	(365)	505	(209)	(59)
Foreign currency translation adjustments	34	—	21	62
Total comprehensive income (loss)	$9,083	$(10,679)	$1,847	$(28,526)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(161)	(272)	(378)	(478)
Comprehensive loss attributable to redeemable non-controlling interest	(161)	(272)	(378)	(478)
Comprehensive income (loss) attributable to PagerDuty, Inc.	$9,244	$(10,407)	$2,225	$(28,048)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended July 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	92,154,287	$—	$748,331	$(342)	$(602,332)	$145,657
Issuance of common stock upon exercise of stock options	19,758	—	208	—	—	208
Vesting of restricted stock units, net of employee payroll taxes	686,682	—	(6,411)	—	—	(6,411)
Issuance of common stock in connection with the employee stock purchase plan	377,811	—	4,618	—	—	4,618
Other comprehensive loss	—	—	—	(331)	—	(331)
Stock-based compensation	—	—	27,191	—	—	27,191
Adjustment to redeemable non-controlling interest	—	—	202	—	—	202
Net income attributable to PagerDuty, Inc.	—	—	—	—	9,575	9,575
Balance as of July 31, 2025	93,238,538	$—	$774,139	$(673)	$(592,757)	$180,709

	Six months ended July 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	$129,828
Issuance of common stock upon exercise of stock options	473,951	—	3,810	—	—	3,810
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,304,172	—	(13,968)	—	—	(13,968)
Issuance of common stock in connection with employee stock purchase plan	377,811	—	4,618	—	—	4,618
Other comprehensive loss	—	—	—	(188)	—	(188)
Stock-based compensation	—	—	53,329	—	—	53,329
Adjustment to redeemable non-controlling interest	—	—	867	—	—	867
Net income attributable to PagerDuty, Inc.	—	—	—	—	2,413	2,413
Balance as of July 31, 2025	93,238,538	$—	$774,139	$(673)	$(592,757)	$180,709

	Three months ended July 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 30, 2024	95,599,725	$—	$794,842	$(1,235)	$(569,574)	(2,331,002)	$(50,000)	$174,033
Issuance of common stock upon exercise of stock options	90,011	—	513	—	—	—	—	513
Vesting of restricted stock units, net of employee payroll taxes	595,985	—	(7,576)	—	—	—	—	(7,576)
Issuance of common stock in connection with the employee stock purchase plan	312,660	—	5,735	—	—	—	—	5,735
Other comprehensive income	—	—	—	505	—	—	—	505
Repurchases of common stock	—	—	—	—	—	(1,313,248)	(28,063)	(28,063)
Retirement of treasury stock	(3,565,486)	—	(76,364)	—	—	3,565,486	76,364	—
Stock-based compensation	—	—	32,779	—	—	—	—	32,779
Adjustment to redeemable non-controlling interest	—	—	(2,330)	—	—	—	—	(2,330)
Net income (loss) attributable to PagerDuty, Inc.	—	—	—	—	(10,912)	—	—	(10,912)
Balance as of July 31, 2024	93,032,895	$—	$747,599	$(730)	$(580,486)	(78,764)	$(1,699)	$164,684

	Six months ended July 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	131,886	—	804	—	—	—	—	804
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,085,648	—	(14,128)	—	—	—	—	(14,128)
Issuance of common stock in connection with the employee stock purchase plan	312,660	—	5,735	—	—	—	—	5,735
Other comprehensive income	—	—	—	3	—	—	—	3
Repurchases of common stock	—	—	—	—	—	(1,313,248)	(28,063)	(28,063)
Retirement of treasury stock	(3,565,486)	—	(76,364)	—	—	3,565,486	76,364	—
Stock-based compensation	—	—	66,031	—	—	—	—	66,031
Adjustment to redeemable non-controlling interest	—	—	(9,247)	—	—	—	—	(9,247)
Net income (loss) attributable to PagerDuty, Inc.	—	—	—	—	(28,051)	—	—	(28,051)
Balance as of July 31, 2024	93,032,895	$—	$747,599	$(730)	$(580,486)	(78,764)	$(1,699)	$164,684

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended July 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$3,280	$(37,298)
Net loss and adjustment attributable to redeemable non-controlling interest	(1,245)	8,769
Net income (loss)	2,035	(28,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,084	10,455
Amortization of deferred contract costs	11,217	10,706
Amortization of debt issuance costs	1,332	1,279
Stock-based compensation	51,713	65,306
Non-cash lease expense	893	1,635
Other	(1,367)	(2,465)
Changes in operating assets and liabilities:
Accounts receivable	36,529	33,157
Deferred contract costs	(10,243)	(10,130)
Prepaid expenses and other assets	(2,256)	(2,862)
Accounts payable	(459)	779
Accrued expenses and other liabilities	(5,190)	(829)
Accrued compensation	(9,332)	(821)
Deferred revenue	(15,930)	(10,316)
Lease liabilities	(1,382)	(2,949)
Net cash provided by operating activities	64,644	64,416
Cash flows from investing activities:
Purchases of property and equipment	(1,315)	(1,094)
Capitalized software costs	(4,136)	(2,941)
Purchases of available-for-sale investments	(92,317)	(98,400)
Proceeds from maturities of available-for-sale investments	88,910	93,577
Proceeds from sales of available-for-sale investments	1,248	2,237
Purchases of non-marketable equity investments	(1,250)	—
Net cash used in investing activities	(8,860)	(6,621)
Cash flows from financing activities:
Cash paid for debt issuance costs	—	(403)
Repurchases of common stock	—	(27,213)
Repayments of convertible senior notes	(57,500)	—
Proceeds from employee stock purchase plan	4,618	5,735
Proceeds from issuance of common stock upon exercise of stock options	3,810	804
Employee payroll taxes paid related to net share settlement of restricted stock units	(13,968)	(14,128)
Net cash used in financing activities	(63,040)	(35,205)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	113	(23)
Net change in cash, cash equivalents, and restricted cash	(7,143)	22,567
Cash, cash equivalents, and restricted cash at beginning of period	348,328	366,667
Cash, cash equivalents, and restricted cash at end of period	$341,185	$389,234

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$339,712	$385,673
Restricted cash in other long-term assets	1,473	3,561
Total cash, cash equivalents, and restricted cash	$341,185	$389,234

Supplemental cash flow data:
Cash paid for income taxes	$961	$345
Cash paid for interest	$3,378	$4,866
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$403	$199
Stock-based compensation capitalized in software costs	$1,900	$848
Bonuses capitalized in software costs	$237	$137
Repurchases of common stock in transit	$—	$850

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

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive income (loss), stockholders’ equity, and cash flows. The results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the full year ending January 31, 2026 or for any other interim period, or for any future year.

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

No single customer accounted for 10% or more of the total accounts receivable balance as of July 31, 2025 or January 31, 2025. No single customer accounted for 10% or more of revenue for the three and six months ended July 31, 2025 or 2024.

Segment Information

The Company manages its operations and allocates resources as one operating segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net income (loss) is the Company’s primary measure of profit or loss. Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income (loss). Refer to Note 12. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, other expense, net, and provision for (benefit from) income taxes on the condensed consolidated statements of operations. Refer to Note 15. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company had no material related party transactions in the three and six months ended July 31, 2025. In the six months ended July 31, 2024, the Company billed $4.0 million to entities associated with related parties. Other related party transactions for the three and six months ended July 31, 2024 were not significant.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of July 31, 2025 and January 31, 2025, the Company had restricted cash of $1.5 million and $1.9 million, respectively, all of which was classified as non-current and included in other assets on the condensed consolidated balance sheets.

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Balance at beginning of period	$17,335	$14,004	$18,217	$7,293
Net loss attributable to redeemable non-controlling interest	(161)	(272)	(378)	(478)
Adjustments to redeemable non-controlling interest	(202)	2,330	(867)	9,247
Balance at end of period	$16,972	$16,062	$16,972	$16,062

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	July 31, 2025	January 31, 2025
Cash and cash equivalents:
Cash	$49,605	$47,523
Money market funds	290,107	298,937
Total cash and cash equivalents	$339,712	$346,460

Available-for-sale investments:
U.S. Treasury securities	$58,919	$58,665
Commercial paper	6,011	7,446
Corporate debt securities	132,511	125,811
U.S. Government agency securities	30,701	32,444
Total available-for-sale investments	$228,142	$224,366

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three and six months ended July 31, 2025 and 2024.

	July 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,947	$(28)	$58,919
Commercial paper	6,016	(5)	6,011
Corporate debt securities	132,597	(86)	132,511
U.S. Government agency securities	30,724	(23)	30,701
Total available-for-sale investments	$228,284	$(142)	$228,142

	January 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,620	$45	$58,665
Commercial paper	7,446	—	7,446
Corporate debt securities	125,792	19	125,811
U.S. Government agency securities	32,441	3	32,444
Total available-for-sale investments	$224,299	$67	$224,366

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	July 31, 2025
	Amortized Cost	Fair Value
Due within one year	$150,736	$150,680
Due between one to five years	77,548	77,462
Total	$228,284	$228,142

	January 31, 2025
	Amortized Cost	Fair Value
Due within one year	$143,797	$143,944
Due between one to five years	80,502	80,422
Total	$224,299	$224,366

As of July 31, 2025, there were 95 securities in an unrealized loss position with an aggregate fair value of $166.8 million, none of which were in a continuous unrealized loss position for more than 12 months. As of January 31, 2025, there were 49 securities in an unrealized loss position with an aggregate fair value of $77.2 million, 1 of which was in a continuous unrealized loss position for more than 12 months. The unrealized loss related to the 1 security was not material.

When evaluating investments for impairment, the Company reviews factors such as the extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities. The Company has not recorded an allowance for credit losses, as the Company believes any such losses would not be material based on the high-grade credit rating for each of its marketable securities as of the end of each period.

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of July 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$290,107	$—	$—	$290,107
U.S. Treasury securities	—	58,919	—	58,919
Commercial paper	—	6,011	—	6,011
Corporate debt securities	—	132,511	—	132,511
U.S. Government agency securities	—	30,701	—	30,701
Total	$290,107	$228,142	$—	$518,249
Included in cash equivalents				$290,107
Included in investments				$228,142

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$298,937	$—	$—	$298,937
U.S. Treasury securities	—	58,665	—	58,665
Commercial paper	—	7,446	—	7,446
Corporate debt securities	—	125,811	—	125,811
U.S. Government agency securities	—	32,444	—	32,444
Total	$298,937	$224,366	$—	$523,303
Included in cash equivalents				$298,937
Included in investments				$224,366

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2025 and January 31, 2025, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of July 31, 2025, the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $386.9 million. The fair value was determined based on the quoted price for the 2028 Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	July 31, 2025	January 31, 2025
Leasehold improvements	$7,984	$7,629
Computers and equipment	7,965	7,511
Furniture and fixtures	4,317	3,936
Capitalized software	34,207	27,934
Gross property and equipment(1)	54,473	47,010
Accumulated depreciation and amortization	(29,262)	(25,675)
Property and equipment, net	$25,211	$21,335
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized software of $15.3 million and $9.0 million that had not yet been placed in service as of July 31, 2025 and January 31, 2025, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $1.8 million and $2.1 million for the three months ended July 31, 2025 and 2024, respectively, and $3.9 million and $4.2 million for the six months ended July 31, 2025 and 2024, respectively.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $44.1 million and $45.1 million as of July 31, 2025 and January 31, 2025, respectively. Amortization expense for deferred contract costs was $5.7 million and $5.4 million for the three months ended July 31, 2025 and 2024, respectively, and $11.2 million and $10.7 million for the six months ended July 31, 2025 and 2024, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

Note 8. Leases

Operating Leases

The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring between fiscal 2026 and fiscal 2032. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.

Lease right-of-use assets and liabilities are recognized at the lease’s commencement date based on the present value of lease payments over the lease term. As the implicit rate of the Company's leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available on the commencement date to determine the present value of lease payments. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease term ended during the six months ended July 31, 2025. Sublease income, which was recorded as a reduction of rent expense, was zero for the three months ended July 31, 2025 and was not material for the six months ended July 31, 2025 and three and six months ended July 31, 2024.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	July 31, 2025	January 31, 2025
Assets:
Lease right-of-use assets	$8,266	$6,806
Liabilities:
Lease liabilities, current	$3,646	$3,307
Lease liabilities, non-current	$10,186	$9,637

As of July 31, 2025, the weighted average remaining lease term was 3.7 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 5.6%.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Operating lease expense	$814	$873	$1,400	$1,702
Short-term lease expense	341	658	922	1,052
Variable lease expense	379	170	608	380

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$875	$1,641	$2,273	$3,269

Note 9. Debt and Financing Arrangements

2025 Convertible Senior Notes

In June 2020, the Company issued an aggregate principal amount of $287.5 million of convertible senior notes due in 2025 (the “2025 Notes”) in a private offering pursuant to an indenture dated June 25, 2020 (the “2025 Indenture”).

During the three months ended July 31, 2025, the Company repaid in cash $57.5 million in aggregate principal amount of the 2025 Notes, prior to the maturity date of July 1, 2025.

2028 Convertible Senior Notes

In October 2023, the Company issued an aggregate principal amount of $402.5 million of convertible senior notes due in 2028 in a private offering pursuant to an indenture dated October 13, 2023 (the “2028 Indenture” and, together with the 2025 Indenture, the “Indentures”). The total net proceeds from the debt offering, after deducting initial purchasers’ discounts and debt issuance costs of $12.0 million, were $390.4 million.

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

Accounting for the 2025 Notes and the 2028 Notes

The 2028 Notes are, and the 2025 Notes, prior to their repayment were, accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of July 31, 2025, the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 2.13% for the 2028 Notes.

The net carrying amount of the Notes was as follows as of the dates indicated (in thousands):

	As of July 31, 2025			As of January 31, 2025
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$—	$402,500	$402,500	$57,500	$402,500	$460,000
Unamortized issuance costs	—	(7,959)	(7,959)	(74)	(9,218)	(9,292)
Net carrying amount	$—	$394,541	$394,541	$57,426	$393,282	$450,708

Interest expense recognized related to the Notes was as follows for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Contractual interest expense	$1,632	$1,691	$3,318	$3,232
Amortization of debt issuance costs	654	672	1,332	1,279
Total interest expense related to the Notes	$2,286	$2,363	$4,650	$4,511

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

During the three months ended July 31, 2025, and in connection with the repayment of the 2025 Notes, the 2025 Capped Calls expired.

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of July 31, 2025.

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

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$239,712	$223,593	$245,752	$228,161
Billings	113,613	110,231	227,378	216,835
Revenue recognized	(123,411)	(115,935)	(243,216)	(227,107)
Deferred revenue, end of period	$229,914	$217,889	$229,914	$217,889

For the three and six months ended July 31, 2025 and 2024, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

The transaction price allocated to the remaining performance obligations represents all future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. The Company estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to contract renewals and modifications.

As of July 31, 2025, total transaction price allocated to remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $425 million. Of this amount, the Company expects to recognize revenue of approximately $295 million, or 69%, over the next 12 months, $100 million, or 24%, over months 13 to 24, and the remainder thereafter.

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

In March 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. During the three and six months ended July 31, 2025, the Company repurchased no shares under the 2025 Share Repurchase Program. As of July 31, 2025, $150.0 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of July 31, 2025 and January 31, 2025, the Company was authorized to grant up to 40,658,856 shares and 36,096,964 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of July 31, 2025 and January 31, 2025, there were 22,170,659 shares and 20,028,092 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

July 31, 2025
Outstanding stock options and unvested RSUs and PSUs	13,371,561
Available for future stock option, RSU, and PSU grants	22,170,659
Available for Employee Stock Purchase Plan (“ESPP”)	4,328,094
Total common stock reserved for future issuance	39,870,314

Stock Options

As of July 31, 2025, there was approximately $0.2 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 0.5 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	7,114,964	$24.78
Granted	4,116,662	$17.85
Vested	(1,897,492)	$26.04
Forfeited or canceled	(1,273,267)	$24.44
Outstanding at July 31, 2025	8,060,867	$21.00

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of July 31, 2025, there was $161.2 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years based on vesting under the award service conditions.

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

In the six months ended July 31, 2025, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan for the fiscal year ended January 31, 2025. Based on the results, the PSUs granted in April 2024 (“2024 PSU Awards”) were earned at an attainment of 76.3%.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	761,739	$21.62
Granted(1)	640,646	$18.23
Vested	(227,342)	$21.62
Forfeited or canceled	(58,616)	$21.62
Performance adjustment for 2024 PSU Awards	(171,354)	$21.62
Outstanding at July 31, 2025	945,073	$19.32
(1) This amount represents awards granted at 100% attainment.

During the three and six months ended July 31, 2025, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of July 31, 2025, total unrecognized stock-based compensation cost related to PSUs was $7.8 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.3 years.

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

During the three months ended July 31, 2025 and 2024, the Company recognized $0.5 million and $0.9 million, respectively, of stock-based compensation expense related to the ESPP. During the six months ended July 31, 2025 and 2024, the Company recognized $1.5 million and $2.6 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended July 31, 2025 and 2024, the Company withheld $1.2 million and $2.1 million, respectively, in contributions from employees. During the six months ended July 31, 2025 and 2024, the Company withheld $3.9 million and $5.2 million, respectively, in contributions from employees.

During the three and six months ended July 31, 2025, 377,811 shares of common stock were issued under the ESPP at a weighted average purchase price of $12.22 per share. During the three and six months ended July 31, 2024, 312,660 shares of common stock were issued under the ESPP at a weighted average purchase price of $18.34 per share.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Cost of revenue	$1,213	$1,508	$2,310	$3,264
Research and development	9,560	11,842	19,400	23,064
Sales and marketing	5,285	8,116	11,504	16,063
General and administrative	9,902	10,900	18,499	22,915
Total stock-based compensation expense	$25,960	$32,366	$51,713	$65,306

Note 13. Net Income (Loss) per Share

Net income (loss) used for the purpose of determining basic and diluted net income (loss) per share is determined by taking net income (loss) attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to PagerDuty, Inc.	$9,575	$(10,912)	$2,413	$(28,051)
Less: Adjustment attributable to redeemable non-controlling interest	(202)	2,330	(867)	9,247
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$9,777	$(13,242)	$3,280	$(37,298)
Denominator:
Weighted-average shares used in calculating net income (loss) per share:
Basic	92,600	93,289	91,997	93,082
Diluted	94,198	93,289	93,895	93,082
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders
Basic	$0.11	$(0.14)	$0.04	$(0.40)
Diluted	$0.10	$(0.14)	$0.03	$(0.40)

Since the Company was in a loss position for the three and six months ended July 31, 2024, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Shares subject to outstanding common stock awards	9,052	14,054	7,850	14,054
Shares issuable pursuant to the ESPP	317	80	226	80
Total	9,369	14,134	8,076	14,134

As described in Note 9. Debt and Financing Arrangements, upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of July 31, 2025 and 2024 , the conversion options of the Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

Note 14. Income Taxes

The Company's (benefit from) provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company's quarterly tax (benefit) provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% as a result of the Company’s U.S. losses for which no benefit will be realized, the Company’s foreign operations which are subject to tax rates that differ from those in the U.S., as well as the benefit for non-U.S. income tax credits.

The Company recorded a benefit from income taxes of $1.9 million and $1.1 million for the three and six months ended July 31, 2025, respectively, and a provision for income taxes of $0.4 million and $0.6 million for the three and six months ended July 31, 2024, respectively.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The provisions in the legislation are generally effective beginning in fiscal 2026. The Company will continue to evaluate the impact of OBBBA, but management currently does not expect it to have a material impact on the consolidated financial statements in fiscal 2026.

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

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
United States	$88,081	$84,315	$174,112	$165,107
International	35,330	31,620	69,104	62,000
Total	$123,411	$115,935	$243,216	$227,107

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2025 or 2024.

As of July 31, 2025, 72% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 15% were located in Canada, 11% were located in Portugal, 1% were located in the United Kingdom, and 1% were located in Chile.

As of January 31, 2025, 69% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 17% were located in Canada, 12% were located in Portugal, 1% were located in the United Kingdom, and 1% were located in Chile.

Note 16. Subsequent Events
In August 2025, the Company’s Board of Directors authorized an additional $50.0 million under the 2025 Share Repurchase Program, thus allowing for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200.0 million. Share repurchases under the 2025 Share Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The 2025 Share Repurchase Program expires in March 2027, unless extended or shortened by the Board of Directors, and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended January 31, 2025. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions as identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Except as otherwise noted, all references to fiscal 2026 refer to the year ended January 31, 2026.

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

ARR was as follows as of the dates indicated (in millions):

	As of July 31,
	2025	2024
ARR	$498.9	$474.0

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

	As of July 31,
	2025	2024
Customers	15,322	15,044
Customers with greater than $100.0 thousand in ARR	868	820

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

	Last 12 months ended July 31,
	2025	2024
Dollar-based net retention rate	102%	106%

Results of Operations

Three months ended July 31, 2025 compared to three months ended July 31, 2024

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended July 31,
	2025		2024
Revenue	$123,411	100.0%	$115,935	100.0%
Cost of revenue(1)	19,001	15.4%	20,080	17.3%
Gross profit	104,410	84.6%	95,855	82.7%

Operating expenses:
Research and development(1)	30,897	25.0%	35,088	30.3%
Sales and marketing(1)	44,456	36.0%	50,966	44.0%
General and administrative(1)	25,491	20.7%	25,828	22.3%
Total operating expenses	100,844	81.7%	111,882	96.5%
Income (loss) from operations	3,566	2.9%	(16,027)	(13.8)%

Interest income	6,149	5.0%	7,516	6.5%
Interest expense	(2,286)	(1.9)%	(2,363)	(2.0)%
Other income (expense), net	120	0.1%	117	0.1%
Income (loss) before provision for income taxes	7,549	6.1%	(10,757)	(9.3)%
(Benefit from) provision for income taxes	(1,865)	(1.5)%	427	0.4%
Net income (loss)	$9,414	7.6%	$(11,184)	(9.6)%
Net loss attributable to redeemable non-controlling interest	(161)	(0.1)%	(272)	(0.2)%
Net income (loss) attributable to PagerDuty, Inc.	$9,575	7.8%	$(10,912)	(9.4)%
Less: Adjustment attributable to redeemable non-controlling interest	(202)	(0.2)%	2,330	2.0%
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$9,777	7.9%	$(13,242)	(11.4)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended July 31,
	2025	2024
Cost of revenue	$1,213	$1,508
Research and development	9,560	11,842
Sales and marketing	5,285	8,116
General and administrative	9,902	10,900
Total	$25,960	$32,366

Revenue

We generate revenue primarily from cloud-hosted software subscription fees. We also generate revenue from term-license software subscription fees. Revenue generated from term-license software subscription fees is not material. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription fees are driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased. We generally invoice customers in advance in annual installments for subscriptions to our software. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that our platform is made available to a customer. For our term-license software subscriptions, we recognize license revenue upon delivery, and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.

Due to the low complexity of implementation and integration of our platform with our customers’ existing infrastructure, revenue from professional services has not been material to date.

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2025	2024	$	%
Revenue	$123,411	$115,935	$7,476	6.4%

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2025	2024	$	%
Cost of revenue	$19,001	$20,080	$(1,079)	(5.4)%
Gross margin	84.6%	82.7%

The decrease in cost of revenue is primarily due to: (i) a decrease of $1.7 million in amortization of acquired intangible assets; and (ii) a decrease of $1.1 million in outside services spend for the customer service team; offset by (iii) an increase of $1.0 million in hosting, software, and telecom costs; and (iv) an increase of $0.6 million in personnel costs as a result of an increase in headcount.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$30,897	$35,088	$(4,191)	(11.9)%
Sales and marketing	44,456	50,966	(6,510)	(12.8)%
General and administrative	25,491	25,828	(337)	(1.3)%
Total operating expenses	$100,844	$111,882	$(11,038)	(9.9)%

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

Research and development expenses decreased primarily due to a decrease of $4.1 million in personnel costs as a result of a decrease in headcount and a decrease in stock-based compensation.

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

Sales and marketing expenses decreased primarily due to: (i) a decrease of $3.1 million in personnel costs, driven largely by a decrease in stock-based compensation; (ii) a decrease of $1.9 million in outside services spend due to higher leverage of internal resources; and (iii) a decrease of $1.3 million in training and travel-related costs; and (iv) a decrease of $0.5 million in marketing costs for media campaigns during the current period; offset by (v) an increase of $0.3 million in costs to support the business and related infrastructure, which include allocated overhead costs.

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

General and administrative expenses decreased primarily due to: (i) a decrease of $0.3 million in training and travel-related costs; (ii) a decrease of $0.1 million in insurance, business taxes and licenses costs; (iii) a decrease of $0.1 million in personnel costs, driven largely by a decrease in stock-based compensation; and (iv) a decrease of $0.1 million in outside services spend due to higher leverage of internal resources; offset by (v) an increase of $0.3 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2025	2024	$	%
Interest income	$6,149	$7,516	$(1,367)	(18.2)%
Interest expense	$(2,286)	$(2,363)	$77	(3.3)%
Other income, net	$120	$117	$3	2.6%
(Benefit from) provision for income taxes	$(1,865)	$427	$(2,292)	(536.8)%

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

Interest expense: Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 (the “2025 Notes”) that were repaid during the three months ended July 31, 2025 and the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.

Interest expense decreased primarily due to an decrease in interest expense related to the Convertible Notes, driven by the repayment of the 2025 Notes during the three months ended July 31, 2025.

Other income, net: Other income, net primarily consists of foreign currency transaction gains and losses.

The change in other income (expense), net was due to fluctuations in foreign currency during the period.

(Benefit from) provision for income taxes: (Benefit from) provision for income taxes consists primarily of income taxes in certain foreign and U.S. jurisdictions in which we conduct business. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized for all years presented.

The change in (benefit from) provision for income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

Six months ended July 31, 2025 compared to six months ended July 31, 2024

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Six months ended July 31,
	2025		2024
Revenue	$243,216	100.0%	$227,107	100.0%
Cost of revenue(1)	38,185	15.7%	39,423	17.4%
Gross profit	205,031	84.3%	187,684	82.6%

Operating expenses:
Research and development(1)	64,945	26.7%	72,611	32.0%
Sales and marketing(1)	94,501	38.9%	99,465	43.8%
General and administrative(1)	52,346	21.5%	53,368	23.5%
Total operating expenses	211,792	87.1%	225,444	99.3%
Loss from operations	(6,761)	(2.8)%	(37,760)	(16.6)%

Interest income	12,160	5.0%	14,496	6.4%
Interest expense	(4,650)	(1.9)%	(4,511)	(2.0)%
Other income (expense), net	234	0.1%	(134)	(0.1)%
Income (loss) before provision for income taxes	983	0.4%	(27,909)	(12.3)%
(Benefit from) provision for income taxes	(1,052)	(0.4)%	620	0.3%
Net income (loss)	$2,035	0.8%	$(28,529)	(12.6)%
Net loss attributable to redeemable non-controlling interest	(378)	(0.2)%	(478)	(0.2)%
Net income (loss) attributable to PagerDuty, Inc.	$2,413	1.0%	$(28,051)	(12.4)%
Less: Adjustment attributable to redeemable non-controlling interest	(867)	(0.4)%	9,247	4.1%
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$3,280	1.3%	$(37,298)	(16.4)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Six months ended July 31,
	2025	2024
Cost of revenue	$2,310	$3,264
Research and development	19,400	23,064
Sales and marketing	11,504	16,063
General and administrative	18,499	22,915
Total	$51,713	$65,306

Revenue

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2025	2024	$	%
Revenue	$243,216	$227,107	$16,109	7.1%

Revenue increased primarily due to growth from existing customers, which was driven by an increase in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2025	2024	$	%
Cost of revenue	$38,185	$39,423	$(1,238)	(3.1)%
Gross margin	84.3%	82.6%

The decrease in cost of revenue is primarily due to: (i) a decrease of $2.8 million in amortization of acquired intangible assets; and (ii) a decrease of $1.6 million in outside services spend for the customer service team; offset by (iii) an increase of $1.2 million in personnel costs as a result of an increase in headcount; (iv) an increase of $0.9 million in hosting, software, and telecom costs; (v) an increase of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs; and (vi) an increase of $0.3 million in amortization of capitalized software.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$64,945	$72,611	$(7,666)	(10.6)%
Sales and marketing	94,501	99,465	(4,964)	(5.0)%
General and administrative	52,346	53,368	(1,022)	(1.9)%
Total operating expenses	$211,792	$225,444	$(13,652)	(6.1)%

Research and development: Research and development expenses decreased primarily due to: (i) a decrease of $7.1 million in personnel costs as a result of a decrease in headcount and a decrease in stock-based compensation; and (ii) a decrease of $0.9 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iii) an increase of $0.4 million in training and travel-related costs.

Sales and marketing: Sales and marketing expenses decreased primarily due to: (i) a decrease of $4.0 million in outside services spend due to higher leverage of internal resources; (ii) a decrease of $2.3 million in personnel costs primarily due to a decrease in stock-based compensation; (iii) a decrease of $1.3 million in training and travel-related costs; offset by (iv) an increase of $2.0 million in marketing costs for media campaigns during the current period; and (v) an increase of $0.8 million in costs to support the business and related infrastructure, which include allocated overhead costs.

General and administrative: General and administrative expenses decreased primarily due to: (i) a decrease of $2.8 million in personnel costs, driven largely by a decrease in stock-based compensation; (ii) a decrease of $0.3 million in in training and travel-related costs; and (iii) a decrease of $0.2 million in insurance, business taxes and licenses costs; offset by (iv) an increase of $1.9 million in outside services spend; and (v) an increase of $0.6 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Expenses

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2025	2024	$	%
Interest income	$12,160	$14,496	$(2,336)	(16.1)%
Interest expense	$(4,650)	$(4,511)	$(139)	3.1%
Other income (expense), net	$234	$(134)	$368	(274.6)%
(Benefit from) provision for income taxes	$(1,052)	$620	$(1,672)	(269.7)%

Interest income: Interest income decreased primarily due to a decrease in interest-earning cash balances in the current quarter.

Interest expense: Interest expense decreased primarily due to an decrease in interest expense related to the Convertible Notes, driven by the repayment of the 2025 Notes during the three months ended July 31, 2025.

Other income (expense), net: The change in other income (expense), net was due to fluctuations in foreign currency during the period.

(Benefit from) provision for income taxes: The change in (benefit from) provision for income taxes was primarily driven by foreign, federal, and state income taxes. The provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Gross profit	$104,410	$95,855	$205,031	$187,684
Add:
Stock-based compensation	1,213	1,508	2,310	3,264
Employer taxes related to employee stock transactions	30	39	68	83
Amortization of acquired intangible assets	601	2,268	1,874	4,675
Restructuring costs	—	(2)	—	(2)
Non-GAAP gross profit	$106,254	$99,668	$209,283	$195,704

Revenue	$123,411	$115,935	$243,216	$227,107
Gross margin	84.6%	82.7%	84.3%	82.6%
Non-GAAP gross margin	86.1%	86.0%	86.0%	86.2%

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

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Income (loss) from operations	$3,566	$(16,027)	$(6,761)	$(37,760)
Add:
Stock-based compensation	25,960	32,366	51,713	65,306
Employer taxes related to employee stock transactions	461	574	1,179	1,277
Amortization of acquired intangible assets	1,233	2,937	3,139	6,085
Acquisition-related expenses	35	259	263	522
Restructuring costs	73	2	3,884	10
Shareholder matters	79	—	2,349	—
Non-GAAP operating income	$31,407	$20,111	$55,766	$35,440

Revenue	$123,411	$115,935	$243,216	$227,107
Operating margin	2.9%	(13.8)%	(2.8)%	(16.6)%
Non-GAAP operating margin	25.4%	17.3%	22.9%	15.6%

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net income (loss) attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments and asset impairment, restructuring costs, shareholder matters, adjustment attributable to redeemable non-controlling interest, and income tax adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$9,777	$(13,242)	$3,280	$(37,298)
Add:
Stock-based compensation	25,960	32,366	51,713	65,306
Employer taxes related to employee stock transactions	461	574	1,179	1,277
Amortization of debt issuance costs	655	671	1,332	1,279
Amortization of acquired intangible assets	1,233	2,937	3,139	6,085
Acquisition-related expenses	35	259	263	522
Restructuring costs	73	2	3,884	10
Shareholder matters	79	—	2,349	—
Adjustment attributable to redeemable non-controlling interest	(202)	2,330	(867)	9,247
Income tax effects and adjustments	(9,795)	(5,566)	(15,317)	(10,092)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$28,276	$20,331	$50,955	$36,336

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$33,974	$35,769	$64,644	$64,416
Purchases of property and equipment	(874)	(637)	(1,315)	(1,094)
Capitalization of software costs	(2,893)	(1,849)	(4,136)	(2,941)
Free cash flow	$30,207	$33,283	$59,193	$60,381
Net cash used in investing activities	$(7,178)	$(3,800)	$(8,860)	$(6,621)
Net cash used in financing activities	$(59,085)	$(28,944)	$(63,040)	$(35,205)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of July 31, 2025, our principal sources of liquidity were cash and cash equivalents and investments totaling $567.9 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 9. Debt and Financing Arrangements, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. The $57.5 million principal of our 2025 Notes was repaid by us in cash at maturity during the three months ended July 31, 2025.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2025, we had deferred revenue of $229.9 million, of which $227.0 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Programs

In March 2025, we announced that our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. The 2025 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of July 31, 2025, no shares had been repurchased under the 2025 Share Repurchase Program and $150.0 million of the total amount authorized to be repurchased remained available.

In August 2025, our Board of Directors approved an additional $50.0 million under the 2025 Share Repurchase Program, thus allowing for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200.0 million. No other changes were made to the program.

The 2025 Share Repurchase Program replaces the share repurchase program approved by our Board of Directors in May 2024 (the “2024 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $100.0 million. The 2024 Share Repurchase Program did not obligate us to acquire a specified number of shares, and could be suspended, modified, or terminated at any time, without prior notice. Under the 2024 Share Repurchase Program, the Company repurchased a total of 5,223,071 shares of common stock through open market purchases, including through 10b5-1 plans, at an average per share price of $19.15 for a total repurchase price of $100.0 million. During the year ended January 31, 2025, these shares were retired.

Future Contractual Obligations

Our estimated future obligations as of July 31, 2025 include both current and long-term obligations. Our debt obligations total $394.5 million, all of which is long-term. Additionally, we had $1.4 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $3.6 million and a long-term obligation of $10.2 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of July 31, 2025, not including any future optional renewal periods.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the six months ended July 31, 2024, decreasing our total cash balance by $23.0 thousand as of July 31, 2024, and a positive effect on cash in the six months ended July 31, 2025, increasing our total cash balance by $0.1 million as of July 31, 2025.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six months ended July 31,
	2025	2024	$ Change
Net cash provided by operating activities	$64,644	$64,416	$228
Net cash used in investing activities	(8,860)	(6,621)	(2,239)
Net cash used in financing activities	(63,040)	(35,205)	(27,835)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	113	(23)	136
Net change in cash, cash equivalents, and restricted cash	$(7,143)	$22,567	$(29,710)

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating loss performance due to the 7.1% increase in revenue, along with our 6.1% decrease in operating expenses. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities increased, primarily due to a decrease in purchases of available-for-sale investments, offset by a decrease in proceeds from maturities of available-for-sale investments and proceeds from sales of available-for-sale investments, along with an increase in capitalized software costs and an increase in purchases of non-marketable equity investments.

Financing Activities

Net cash used in financing activities increased, primarily due to the repayment of our 2025 Convertible Notes during the three months ended July 31, 2025.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10. Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $1.4 million of irrevocable standby letters of credit outstanding as of July 31, 2025. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for year ended January 31, 2025, as updated by the “Risk Factors” described under “Part I—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2025.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended July 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
May 1 - 31, 2025	—	$—	—	—
June 1 - 30, 2025	—	$—	—	—
July 1 - 31, 2025	—	$—	—	—
Total	—		—
(1) In March 2025, our Board of Directors authorized a stock repurchase program of up to $150.0 million of our common stock., which was subsequently increased to $200.0 million in August 2025. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. The share repurchase program is expected to continue through March 2027, unless extended or shortened by the Board of Directors. See Note 12. Common Stock and Stockholders’ Equity elsewhere this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

On May 14, 2025, Shelley Webb, our former Senior Vice President, Chief Legal and People Officer, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was adopted on July 10, 2024 and was set to expire on October 10, 2025. The trading plan provided for the sale of up to 62,962 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

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

PAGERDUTY, INC.
(registrant)

September 3, 2025	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

September 3, 2025	/s/ Owen Howard Wilson
Date	Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

September 3, 2025	/s/ Paul Underwood
Date	Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)