Form 10-Q
period 2025-10-31
PagerDuty, Inc.
filed 2025-11-26
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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

The total number of shares of common stock outstanding as of November 21, 2025, was 91,776,804.

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

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including, but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 17, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended April 30, 2025. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$324,260	$346,460
Investments	223,521	224,366
Accounts receivable, net of allowance for credit losses of $1,015 and $1,103 as of October 31, 2025 and January 31, 2025, respectively	78,880	107,350
Deferred contract costs, current	18,385	19,787
Prepaid expenses and other current assets	13,855	13,757
Total current assets	658,901	711,720
Property and equipment, net	27,394	21,335
Deferred contract costs, non-current	24,248	25,279
Lease right-of-use assets	8,105	6,806
Goodwill	137,401	137,401
Intangible assets, net	16,588	20,865
Deferred tax assets	151,470	—
Other assets	3,657	3,860
Total assets	$1,027,764	$927,266

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,698	$7,329
Accrued expenses and other current liabilities	17,283	20,322
Accrued compensation	28,178	37,505
Deferred revenue, current	221,809	243,269
Lease liabilities, current	4,103	3,307
Convertible senior notes, net, current	—	57,426
Total current liabilities	278,071	369,158
Convertible senior notes, net, non-current	395,132	393,282
Deferred revenue, non-current	1,227	2,483
Lease liabilities, non-current	9,291	9,637
Other liabilities	4,725	4,661
Total liabilities	688,446	779,221

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	18,819	18,217

Stockholders' equity
Common stock	—	—
Additional paid-in capital	756,061	725,483
Accumulated other comprehensive loss	(206)	(485)
Accumulated deficit	(431,171)	(595,170)
Treasury stock	(4,185)	—
Total stockholders’ equity	320,499	129,828
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$1,027,764	$927,266

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenue	$124,545	$118,946	$367,761	$346,053
Cost of revenue	18,357	20,268	56,542	59,691
Gross profit	106,188	98,678	311,219	286,362

Operating expenses:
Research and development	29,418	34,267	94,363	106,878
Sales and marketing	44,322	49,272	138,823	148,737
General and administrative	24,369	25,432	76,715	78,800
Total operating expenses	98,109	108,971	309,901	334,415
Income (loss) from operations	8,079	(10,293)	1,318	(48,053)

Interest income	5,700	6,912	17,860	21,408
Interest expense	(2,100)	(2,377)	(6,750)	(6,888)
Other income, net	50	346	284	212
Income (loss) before (benefit from) provision for income taxes	11,729	(5,412)	12,712	(33,321)
(Benefit from) provision for income taxes	(149,673)	715	(150,725)	1,335
Net income (loss)	$161,402	$(6,127)	$163,437	$(34,656)
Net loss attributable to redeemable non-controlling interest	(184)	(203)	(562)	(681)
Net income (loss) attributable to PagerDuty, Inc.	$161,586	$(5,924)	$163,999	$(33,975)
Less: Adjustment attributable to redeemable non-controlling interest	2,031	634	1,164	9,881
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$159,555	$(6,558)	$162,835	$(43,856)

Weighted-average shares used in calculating net income (loss) per share:
Basic	92,836	91,438	92,280	92,530
Diluted	94,662	91,438	94,154	92,530
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders
Basic	$1.72	$(0.07)	$1.76	$(0.47)
Diluted	$1.69	$(0.07)	$1.73	$(0.47)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Net income (loss)	$161,402	$(6,127)	$163,437	$(34,656)
Unrealized gain on investments	416	233	207	174
Foreign currency translation adjustments	51	(5)	72	57
Total comprehensive income (loss)	$161,869	$(5,899)	$163,716	$(34,425)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(184)	(203)	(562)	(681)
Comprehensive loss attributable to redeemable non-controlling interest	(184)	(203)	(562)	(681)
Comprehensive income (loss) attributable to PagerDuty, Inc.	$162,053	$(5,696)	$164,278	$(33,744)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended October 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2025	93,238,538	$—	$774,139	$(673)	$(592,757)	—	$—	$180,709
Issuance of common stock upon exercise of stock options	19,803	—	129	—	—	—	—	129
Vesting of restricted stock units, net of employee payroll taxes	609,263	—	(6,337)	—	—	—	—	(6,337)
Other comprehensive income	—	—	—	467	—	—	—	467
Repurchases of common stock	—	—	—	—	—	(2,354,683)	(37,931)	(37,931)
Retirement of treasury stock	(2,092,300)	—	(33,746)	—	—	2,092,300	33,746	—
Stock-based compensation	—	—	23,907	—	—	—	—	23,907
Adjustment to redeemable non-controlling interest	—	—	(2,031)	—	—	—	—	(2,031)
Net income attributable to PagerDuty, Inc.	—	—	—	—	161,586	—	—	161,586
Balance as of October 31, 2025	91,775,304	$—	$756,061	$(206)	$(431,171)	(262,383)	$(4,185)	$320,499

	Nine months ended October 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	—	$—	$129,828
Issuance of common stock upon exercise of stock options	493,754	—	3,939	—	—	—	—	3,939
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,913,435	—	(20,305)	—	—	—	—	(20,305)
Issuance of common stock in connection with employee stock purchase plan	377,811	—	4,618	—	—	—	—	4,618
Other comprehensive income	—	—	—	279	—	—	—	279
Repurchases of common stock	—	—	—	—	—	(2,354,683)	(37,931)	(37,931)
Retirement of treasury stock	(2,092,300)	—	(33,746)	—	—	2,092,300	33,746	—
Stock-based compensation	—	—	77,236	—	—	—	—	77,236
Adjustment to redeemable non-controlling interest	—	—	(1,164)	—	—	—	—	(1,164)
Net income attributable to PagerDuty, Inc.	—	—	—	—	163,999	—	—	163,999
Balance as of October 31, 2025	91,775,304	$—	$756,061	$(206)	$(431,171)	(262,383)	$(4,185)	$320,499

	Three months ended October 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of July 31, 2024	93,032,895	$—	$747,599	$(730)	$(580,486)	(78,764)	$(1,699)	$164,684
Issuance of common stock upon exercise of stock options	121,465	—	723	—	—	—	—	723
Vesting of restricted stock units, net of employee payroll taxes	792,395	—	(8,531)	—	—	—	—	(8,531)
Other comprehensive income	—	—	—	228	—	—	—	228
Repurchases of common stock	—	—	—	—	—	(3,830,761)	(70,585)	(70,585)
Retirement of treasury stock	(3,848,109)	—	(71,159)	—	—	3,848,109	71,159	—
Excise tax on repurchases of common stock	—	—	(490)	—	—	—	—	(490)
Stock-based compensation	—	—	32,125	—	—	—	—	32,125
Adjustment to redeemable non-controlling interest	—	—	(634)	—	—	—	—	(634)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(5,924)	—	—	(5,924)
Balance as of October 31, 2024	90,098,646	$—	$699,633	$(502)	$(586,410)	(61,416)	$(1,125)	$111,596

	Nine months ended October 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	253,351	—	1,527	—	—	—	—	1,527
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,878,043	—	(22,659)	—	—	—	—	(22,659)
Issuance of common stock in connection with the employee stock purchase plan	312,660	—	5,735	—	—	—	—	5,735
Other comprehensive income	—	—	—	231	—	—	—	231
Repurchases of common stock	—	—	—	—	—	(5,144,009)	(98,648)	(98,648)
Excise tax on repurchases of common stock	—	—	(490)	—	—	—	—	(490)
Retirement of treasury stock	(7,413,595)	—	(147,523)	—	—	7,413,595	147,523	—
Stock-based compensation	—	—	98,156	—	—	—	—	98,156
Adjustment to redeemable non-controlling interest	—	—	(9,881)	—	—	—	—	(9,881)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(33,975)	—	—	(33,975)
Balance as of October 31, 2024	90,098,646	$—	$699,633	$(502)	$(586,410)	(61,416)	$(1,125)	$111,596

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended October 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$162,835	$(43,856)
Net loss and adjustment attributable to redeemable non-controlling interest	602	9,200
Net income (loss)	163,437	(34,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,082	15,526
Amortization of deferred contract costs	16,864	16,261
Amortization of debt issuance costs	1,921	1,950
Stock-based compensation	74,288	97,079
Impairment of long-lived assets	1,213	—
Non-cash lease expense	1,523	2,538
Deferred income taxes	(151,703)	521
Other	(1,892)	(3,852)
Changes in operating assets and liabilities:
Accounts receivable	27,980	24,751
Deferred contract costs	(14,458)	(15,441)
Prepaid expenses and other assets	359	(5,079)
Accounts payable	(556)	603
Accrued expenses and other liabilities	(4,905)	(1,823)
Accrued compensation	(9,760)	4,002
Deferred revenue	(22,657)	(11,386)
Lease liabilities	(2,289)	(4,505)
Net cash provided by operating activities	89,447	86,489
Cash flows from investing activities:
Purchases of property and equipment	(2,058)	(1,646)
Capitalized software costs	(7,267)	(5,019)
Purchases of available-for-sale investments	(137,409)	(153,121)
Proceeds from maturities of available-for-sale investments	139,689	147,827
Proceeds from sales of available-for-sale investments	1,248	2,237
Purchases of non-marketable equity investments	(1,250)	—
Net cash used in investing activities	(7,047)	(9,722)
Cash flows from financing activities:
Cash paid for debt issuance costs	—	(403)
Repurchases of common stock	(36,138)	(97,523)
Repayments of convertible senior notes	(57,500)	—
Proceeds from employee stock purchase plan	4,618	5,735
Proceeds from issuance of common stock upon exercise of stock options	3,939	1,527
Employee payroll taxes paid related to net share settlement of restricted stock units	(20,305)	(22,659)
Net cash used in financing activities	(105,386)	(113,323)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(3)	(109)
Net change in cash, cash equivalents, and restricted cash	(22,989)	(36,665)
Cash, cash equivalents, and restricted cash at beginning of period	348,328	366,667
Cash, cash equivalents, and restricted cash at end of period	$325,339	$330,002

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$324,260	$326,440
Restricted cash in other long-term assets	1,079	3,562
Total cash, cash equivalents, and restricted cash	$325,339	$330,002

Supplemental cash flow data:
Cash paid for income taxes	$1,547	$580
Cash paid for interest	$6,397	$7,885
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$187	$537
Stock-based compensation capitalized in software costs	$3,324	$1,305
Bonuses capitalized in software costs	$440	$244
Repurchases of common stock in transit	$1,793	$—

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

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive income (loss), stockholders’ equity, and cash flows. The results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the full year ending January 31, 2026 or for any other interim period, or for any future year.

The Company’s fiscal year ends on January 31. References to fiscal 2026 refer to the fiscal year ending January 31, 2026.

Reclassification

Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated statements of cash flows to conform to the current period presentation. The Company has reclassified the change in deferred tax liabilities from the accrued expenses and other liabilities line item to the deferred income taxes line item on the accompanying condensed consolidated statements of cash flows. These reclassifications had no effect on the reported net cash provided by operating activities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, the determination of the fair value of acquired assets and assumed liabilities, stock-based compensation, redemption value of redeemable non-controlling interests, income taxes, and estimates related to the Company’s revenue recognition, such as the assessment of performance obligations in the Company’s revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

No single customer accounted for 10% or more of the total accounts receivable balance as of October 31, 2025 or January 31, 2025. No single customer accounted for 10% or more of revenue for the three and nine months ended October 31, 2025 or 2024.

Segment Information

The Company manages its operations and allocates resources as one operating segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net income (loss) is the Company’s primary measure of profit or loss. Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income (loss). Refer to Note 12. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, other expense, net, and (benefit from) provision for income taxes on the condensed consolidated statements of operations. Refer to Note 15. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company had no material related party transactions in the three and nine months ended October 31, 2025. In the nine months ended October 31, 2024, the Company billed approximately $4.0 million to an entity associated with a related party. Other related party transactions for the three and nine months ended October 31, 2024 were not significant.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of October 31, 2025 and January 31, 2025, the Company had restricted cash of $1.1 million and $1.9 million, respectively, all of which was classified as non-current and included in other assets on the condensed consolidated balance sheets.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU amends the requirements for commencing capitalization of software costs related to software development projects. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Balance at beginning of period	$16,972	$16,062	$18,217	$7,293
Net loss attributable to redeemable non-controlling interest	(184)	(203)	(562)	(681)
Adjustments to redeemable non-controlling interest	2,031	634	1,164	9,881
Balance at end of period	$18,819	$16,493	$18,819	$16,493

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	October 31, 2025	January 31, 2025
Cash and cash equivalents:
Cash	$46,393	$47,523
Money market funds	277,867	298,937
Total cash and cash equivalents	$324,260	$346,460

Available-for-sale investments:
U.S. Treasury securities	$51,309	$58,665
Commercial paper	5,951	7,446
Corporate debt securities	138,917	125,811
U.S. Government agency securities	27,344	32,444
Total available-for-sale investments	$223,521	$224,366

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three and nine months ended October 31, 2025 and 2024.

	October 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$51,234	$75	$51,309
Commercial paper	5,950	1	5,951
Corporate debt securities	138,738	179	138,917
U.S. Government agency securities	27,325	19	27,344
Total available-for-sale investments	$223,247	$274	$223,521

	January 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,620	$45	$58,665
Commercial paper	7,446	—	7,446
Corporate debt securities	125,792	19	125,811
U.S. Government agency securities	32,441	3	32,444
Total available-for-sale investments	$224,299	$67	$224,366

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	October 31, 2025
	Amortized Cost	Fair Value
Due within one year	$154,394	$154,557
Due between one to five years	68,853	68,964
Total	$223,247	$223,521

	January 31, 2025
	Amortized Cost	Fair Value
Due within one year	$143,797	$143,944
Due between one to five years	80,502	80,422
Total	$224,299	$224,366

As of October 31, 2025, there were 35 securities in an unrealized loss position with an aggregate fair value of $52.6 million, 5 of which were in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 5 securities was not material. As of January 31, 2025, there were 49 securities in an unrealized loss position with an aggregate fair value of $77.2 million, 1 of which was in a continuous unrealized loss position for more than 12 months. The unrealized loss related to the 1 security was not material.

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of October 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$277,867	$—	$—	$277,867
U.S. Treasury securities	—	51,309	—	51,309
Commercial paper	—	5,951	—	5,951
Corporate debt securities	—	138,917	—	138,917
U.S. Government agency securities	—	27,344	—	27,344
Total	$277,867	$223,521	$—	$501,388
Included in cash equivalents				$277,867
Included in investments				$223,521

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$298,937	$—	$—	$298,937
U.S. Treasury securities	—	58,665	—	58,665
Commercial paper	—	7,446	—	7,446
Corporate debt securities	—	125,811	—	125,811
U.S. Government agency securities	—	32,444	—	32,444
Total	$298,937	$224,366	$—	$523,303
Included in cash equivalents				$298,937
Included in investments				$224,366

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2025 and January 31, 2025, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of October 31, 2025, the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $389.9 million. The fair value was determined based on the quoted price for the 2028 Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	October 31, 2025	January 31, 2025
Leasehold improvements	$8,137	$7,629
Computers and equipment	7,575	7,511
Furniture and fixtures	4,406	3,936
Capitalized software	37,752	27,934
Gross property and equipment(1)	57,870	47,010
Accumulated depreciation and amortization	(30,476)	(25,675)
Property and equipment, net	$27,394	$21,335
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized software of $15.7 million and $9.0 million that had not yet been placed in service as of October 31, 2025 and January 31, 2025, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $1.9 million and $2.2 million for the three months ended October 31, 2025 and 2024, respectively, and $5.7 million and $6.4 million for the nine months ended October 31, 2025 and 2024, respectively.

During the three and nine months ended October 31, 2025, the Company recorded an impairment charge of $1.2 million related to capitalized software. The impairment charge was recorded in research and development on the condensed consolidated statement of operations. No such impairment charges were recorded during the three and nine months ended October 31, 2024.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $42.6 million and $45.1 million as of October 31, 2025 and January 31, 2025, respectively. Amortization expense for deferred contract costs was $5.7 million and $5.6 million for the three months ended October 31, 2025 and 2024, respectively, and $16.9 million and $16.3 million for the nine months ended October 31, 2025 and 2024, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease term ended during the nine months ended October 31, 2025. Sublease income, which was recorded as a reduction of rent expense, was zero for the three months ended October 31, 2025 and was not material for the nine months ended October 31, 2025 and three and nine months ended October 31, 2024.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	October 31, 2025	January 31, 2025
Assets:
Lease right-of-use assets	$8,105	$6,806
Liabilities:
Lease liabilities, current	$4,103	$3,307
Lease liabilities, non-current	$9,291	$9,637

As of October 31, 2025, the weighted average remaining lease term was 3.5 years and the weighted average discount rate used to determine the net present value of the lease liabilities was 5.4%.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Operating lease expense	$826	$858	$2,226	$2,560
Short-term lease expense	449	654	1,371	1,706
Variable lease expense	263	273	871	653

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,107	$1,660	$3,380	$4,929

Note 9. Debt and Financing Arrangements

2025 Convertible Senior Notes

In June 2020, the Company issued an aggregate principal amount of $287.5 million of convertible senior notes due in 2025 (the “2025 Notes”) in a private offering pursuant to an indenture dated June 25, 2020 (the “2025 Indenture”).

During the nine months ended October 31, 2025, the Company repaid in cash $57.5 million in aggregate principal amount of the 2025 Notes, prior to the maturity date of July 1, 2025.

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

Accounting for the 2025 Notes and the 2028 Notes

The 2028 Notes are, and the 2025 Notes, prior to their repayment were, accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of October 31, 2025, the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the Notes at an effective interest rate of 2.13% for the 2028 Notes.

The net carrying amount of the Notes was as follows as of the dates indicated (in thousands):

	As of October 31, 2025			As of January 31, 2025
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$—	$402,500	$402,500	$57,500	$402,500	$460,000
Unamortized issuance costs	—	(7,368)	(7,368)	(74)	(9,218)	(9,292)
Net carrying amount	$—	$395,132	$395,132	$57,426	$393,282	$450,708

Interest expense recognized related to the Notes was as follows for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Contractual interest expense	$1,510	$1,706	$4,829	$4,938
Amortization of debt issuance costs	590	671	1,921	1,950
Total interest expense related to the Notes	$2,100	$2,377	$6,750	$6,888

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

During the nine months ended October 31, 2025, and in connection with the repayment of the 2025 Notes, the 2025 Capped Calls expired.

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of October 31, 2025.

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

In the ordinary course of business, the Company may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), or consolidated statements of cash flows.

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$229,914	$217,889	$245,752	$228,161
Billings	117,667	117,774	345,045	334,609
Revenue recognized	(124,545)	(118,946)	(367,761)	(346,053)
Deferred revenue, end of period	$223,036	$216,717	$223,036	$216,717

For the three and nine months ended October 31, 2025 and 2024, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

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

As of October 31, 2025, total transaction price allocated to remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $415 million. Of this amount, the Company expects to recognize revenue of approximately $287 million, or 69%, over the next 12 months, $101 million, or 24%, over months 13 to 24, and the remainder thereafter.

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

In March 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s common stock (the “2025 Share Repurchase Program”), which was subsequently increased to $200.0 million in August 2025. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. During the three and nine months ended October 31, 2025, the Company repurchased a total of 2,354,683 shares under the 2025 Share Repurchase Program and subsequently retired 2,092,300 shares. The cost of the remaining 262,383 shares is recorded as treasury stock in the condensed consolidated balance sheets. As of October 31, 2025, $162.1 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of October 31, 2025 and January 31, 2025, the Company was authorized to grant up to 40,658,856 shares and 36,096,964 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of October 31, 2025 and January 31, 2025, there were 22,784,379 shares and 20,028,092 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

October 31, 2025
Outstanding stock options and unvested RSUs and PSUs	12,128,775
Available for future stock option, RSU, and PSU grants	22,784,379
Available for Employee Stock Purchase Plan (“ESPP”)	4,328,094
Total common stock reserved for future issuance	39,241,248

Stock Options

As of October 31, 2025, there was approximately $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan, which will be recognized over a weighted average period of 0.4 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	7,114,964	$24.78
Granted	4,812,535	$17.65
Vested	(2,848,013)	$25.43
Forfeited or canceled	(2,178,855)	$22.97
Outstanding at October 31, 2025	6,900,631	$20.11

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of October 31, 2025, there was $130.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years based on vesting under the award service conditions.

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

In the nine months ended October 31, 2025, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan for the fiscal year ended January 31, 2025. Based on the results, the PSUs granted in April 2024 (“2024 PSU Awards”) were earned at an attainment of 76.3%.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	761,739	$21.62
Granted(1)	640,646	$18.23
Vested	(270,830)	$21.62
Forfeited or canceled	(58,616)	$21.62
Performance adjustment for 2024 PSU Awards	(171,354)	$21.62
Outstanding at October 31, 2025	901,585	$19.21
(1) This amount represents awards granted at 100% attainment.

During the three and nine months ended October 31, 2025, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of October 31, 2025, total unrecognized stock-based compensation cost related to PSUs was $1.9 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 0.9 years.

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

During the three months ended October 31, 2025 and 2024, the Company recognized $1.4 million and $1.1 million, respectively, of stock-based compensation expense related to the ESPP. During the nine months ended October 31, 2025 and 2024, the Company recognized $2.9 million and $3.7 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended October 31, 2025 and 2024, the Company withheld $1.4 million and $2.6 million, respectively, in contributions from employees. During the nine months ended October 31, 2025 and 2024, the Company withheld $5.3 million and $7.7 million, respectively, in contributions from employees.

During the nine months ended October 31, 2025, 377,811 shares of common stock were issued under the ESPP at a weighted average purchase price of $12.22 per share. During the nine months ended October 31, 2024, 312,660 shares of common stock were issued under the ESPP at a weighted average purchase price of $18.34 per share.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Cost of revenue	$988	$1,432	$3,298	$4,696
Research and development	8,395	11,576	27,795	34,640
Sales and marketing	5,439	7,639	16,943	23,702
General and administrative	7,753	11,126	26,252	34,041
Total stock-based compensation expense	$22,575	$31,773	$74,288	$97,079

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to PagerDuty, Inc.	$161,586	$(5,924)	$163,999	$(33,975)
Less: Adjustment attributable to redeemable non-controlling interest	2,031	634	1,164	9,881
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$159,555	$(6,558)	$162,835	$(43,856)
Denominator:
Weighted-average shares used in calculating net income (loss) per share:
Basic	92,836	91,438	92,280	92,530
Diluted	94,662	91,438	94,154	92,530
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders
Basic	$1.72	$(0.07)	$1.76	$(0.47)
Diluted	$1.69	$(0.07)	$1.73	$(0.47)

Since the Company was in a loss position for the three and nine months ended October 31, 2024, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Shares subject to outstanding common stock awards	7,033	13,260	7,578	13,260
Shares issuable pursuant to the ESPP	204	187	261	187
Total	7,237	13,447	7,839	13,447

As described in Note 9. Debt and Financing Arrangements, upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. As of October 31, 2025 and 2024, the conversion options of the Notes were out of the money and as a result, there were no potentially dilutive shares related to the conversion of the Notes.

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

The Company's quarterly tax (benefit) provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to the release of the valuation allowance of U.S. federal and certain state deferred tax assets.

The Company recorded a benefit from income taxes of $149.7 million and $150.7 million for the three and nine months ended October 31, 2025, respectively, and a provision for income taxes of $0.7 million and $1.3 million for the three and nine months ended October 31, 2024, respectively. The income tax benefit during the three months ended October 31, 2025 was primarily due to the release of the valuation allowance of U.S. federal and certain state deferred tax assets.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2025, the Company achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets will be realizable. The Company continues to maintain a valuation allowance of $0.8 million against certain other state deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the more likely than not realization criteria. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $154.2 million of its valuation allowance as a discrete tax benefit during the three months ended October 31, 2025. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company has evaluated the provisions of the OBBBA and determined that the effects are not material to our consolidated financial statements for the three and nine months ended October 31, 2025. The Company will continue to monitor any future changes in its business, forthcoming guidance, or interpretations of the new tax law that could affect its tax position in subsequent periods.

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
United States	$88,803	$85,530	$262,914	$250,637
International	35,742	33,416	104,847	95,416
Total	$124,545	$118,946	$367,761	$346,053

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and nine months ended October 31, 2025 or 2024.

As of October 31, 2025, 72% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 15% were located in Canada, 11% were located in Portugal, 1% were located in Japan, and 1% were located in Chile.

As of January 31, 2025, 69% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 17% were located in Canada, 12% were located in Portugal, 1% were located in the United Kingdom, and 1% were located in Chile.

Note 16. Restructuring Costs

During the three and nine months ended October 31, 2025, as part of the Company’s ongoing actions to drive efficient growth and expand operating margins, the Company implemented changes that included reallocating certain roles and realigning teams to continue to improve operational resiliency and agility. During the three and nine months ended October 31, 2025, the Company incurred costs associated with the restructuring plan of approximately $2.1 million and $6.0 million, respectively, which was primarily comprised of severance payments, employee benefit contributions, and other related costs. The Company recorded the restructuring costs within the cost of sales, research and development, sales and marketing, and general and administrative operating expense line items of its consolidated statements of operations.

Restructuring costs incurred during the three and nine months ended October 31, 2024 were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended January 31, 2025. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions as identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Except as otherwise noted, all references to fiscal 2026 refer to the fiscal year ending January 31, 2026.

Overview and Business Model

PagerDuty, Inc. is a global leader in digital operations management, enabling customers to achieve operational efficiency at scale and transform critical work for modern enterprises.. The PagerDuty Operations Cloud combines artificial intelligence (“AI”) operations (“AIOps”), automation, customer service operations, and incident management with a generative AI assistant to create a flexible, resilient, and scalable platform to protect revenue and improve customer experience, accelerate innovation, improve operational efficiency, and mitigate risk of operational failures.

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

ARR was as follows as of the dates indicated (in millions):

	As of October 31,
	2025	2024
ARR	$497.1	$483.0

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

	As of October 31,
	2025	2024
Customers	15,398	15,050
Customers with greater than $100.0 thousand in ARR	867	825

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

	Last 12 months ended October 31,
	2025	2024
Dollar-based net retention rate	100%	107%

Results of Operations

Three months ended October 31, 2025 compared to three months ended October 31, 2024

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended October 31,
	2025		2024
Revenue	$124,545	100.0%	$118,946	100.0%
Cost of revenue(1)	18,357	14.7%	20,268	17.0%
Gross profit	106,188	85.3%	98,678	83.0%

Operating expenses:
Research and development(1)	29,418	23.6%	34,267	28.8%
Sales and marketing(1)	44,322	35.6%	49,272	41.4%
General and administrative(1)	24,369	19.6%	25,432	21.4%
Total operating expenses	98,109	78.8%	108,971	91.6%
Income (loss) from operations	8,079	6.5%	(10,293)	(8.7)%

Interest income	5,700	4.6%	6,912	5.8%
Interest expense	(2,100)	(1.7)%	(2,377)	(2.0)%
Other income (expense), net	50	—%	346	0.3%
Income (loss) before (benefit from) provision for income taxes	11,729	9.4%	(5,412)	(4.5)%
(Benefit from) provision for income taxes	(149,673)	(120.2)%	715	0.6%
Net income (loss)	$161,402	129.6%	$(6,127)	(5.2)%
Net loss attributable to redeemable non-controlling interest	(184)	(0.1)%	(203)	(0.2)%
Net income (loss) attributable to PagerDuty, Inc.	$161,586	129.7%	$(5,924)	(5.0)%
Less: Adjustment attributable to redeemable non-controlling interest	2,031	1.6%	634	0.5%
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$159,555	128.1%	$(6,558)	(5.5)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended October 31,
	2025	2024
Cost of revenue	$988	$1,432
Research and development	8,395	11,576
Sales and marketing	5,439	7,639
General and administrative	7,753	11,126
Total	$22,575	$31,773

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

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2025	2024	$	%
Revenue	$124,545	$118,946	$5,599	4.7%

Revenue increased primarily due to a combination of growth from both new and existing customers. Growth from existing customers was driven by an increase in the number of users and upsell of additional products and services.

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2025	2024	$	%
Cost of revenue	$18,357	$20,268	$(1,911)	(9.4)%
Gross margin	85.3%	83.0%

The decrease in cost of revenue is primarily due to: (i) a decrease of $1.7 million in amortization of acquired intangible assets; (ii) a decrease of $0.7 million in outside services spend for the customer service team; and (iii) a decrease of $0.6 million in personnel costs, driven largely by a decrease in stock-based compensation; offset by (iv) an increase of $1.0 million in hosting, software, and telecom costs.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$29,418	$34,267	$(4,849)	(14.2)%
Sales and marketing	44,322	49,272	(4,950)	(10.0)%
General and administrative	24,369	25,432	(1,063)	(4.2)%
Total operating expenses	$98,109	$108,971	$(10,862)	(10.0)%

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

Research and development expenses decreased primarily due to: (i) a decrease of $6.1 million in personnel costs as a result of a decrease in headcount and a decrease in stock-based compensation; offset by (ii) an increase of $1.2 million primarily due to an impairment of capitalized software.

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

Sales and marketing expenses decreased primarily due to: (i) a decrease of $2.8 million in personnel costs, driven largely by a decrease in stock-based compensation; (ii) a decrease of $1.3 million in outside services spend due to higher leverage of internal resources; and (iii) a decrease of $0.9 million in training and travel-related costs.

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

General and administrative expenses decreased primarily due to: (i) a decrease of $3.0 million in personnel costs, driven largely by a decrease in stock-based compensation; and (ii) a decrease of $0.2 million in training and travel-related costs; offset by (iii) an increase of $1.8 million in outside services spend for consulting services; (iv) an increase of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Income (Expenses)

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Three months ended October 31,		Change
	2025	2024	$	%
Interest income	$5,700	$6,912	$(1,212)	(17.5)%
Interest expense	$(2,100)	$(2,377)	$277	(11.7)%
Other income, net	$50	$346	$(296)	(85.5)%
(Benefit from) provision for income taxes	$(149,673)	$715	$(150,388)	(21,033.3)%

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

Interest expense: Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 (the “2025 Notes”) that were repaid during the nine months ended October 31, 2025 and the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.

Interest expense decreased primarily due to an decrease in interest expense related to the Convertible Notes, driven by the repayment of the 2025 Notes during the nine months ended October 31, 2025.

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

The change in (benefit from) provision for income taxes is primarily attributable to the release of the valuation allowance against U.S. federal and certain state deferred tax assets. The (benefit) provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2025, the Company achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets will be realizable. We continue to maintain a valuation allowance of $0.8 million against certain other deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the more likely than not realization criteria. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $154.2 million of its valuation allowance as a discrete tax benefit during the three months ended October 31, 2025. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

Nine months ended October 31, 2025 compared to nine months ended October 31, 2024

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Nine months ended October 31,
	2025		2024
Revenue	$367,761	100.0%	$346,053	100.0%
Cost of revenue(1)	56,542	15.4%	59,691	17.2%
Gross profit	311,219	84.6%	286,362	82.8%

Operating expenses:
Research and development(1)	94,363	25.7%	106,878	30.9%
Sales and marketing(1)	138,823	37.7%	148,737	43.0%
General and administrative(1)	76,715	20.9%	78,800	22.8%
Total operating expenses	309,901	84.3%	334,415	96.6%
Loss from operations	1,318	0.4%	(48,053)	(13.9)%

Interest income	17,860	4.9%	21,408	6.2%
Interest expense	(6,750)	(1.8)%	(6,888)	(2.0)%
Other income (expense), net	284	0.1%	212	0.1%
Income (loss) before (benefit from) provision for income taxes	12,712	3.5%	(33,321)	(9.6)%
(Benefit from) provision for income taxes	(150,725)	(41.0)%	1,335	0.4%
Net income (loss)	$163,437	44.4%	$(34,656)	(10.0)%
Net loss attributable to redeemable non-controlling interest	(562)	(0.2)%	(681)	(0.2)%
Net income (loss) attributable to PagerDuty, Inc.	$163,999	44.6%	$(33,975)	(9.8)%
Less: Adjustment attributable to redeemable non-controlling interest	1,164	0.3%	9,881	2.9%
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$162,835	44.3%	$(43,856)	(12.7)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Nine months ended October 31,
	2025	2024
Cost of revenue	$3,298	$4,696
Research and development	27,795	34,640
Sales and marketing	16,943	23,702
General and administrative	26,252	34,041
Total	$74,288	$97,079

Revenue

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2025	2024	$	%
Revenue	$367,761	$346,053	$21,708	6.3%

Revenue increased primarily due to growth from a combination of growth from both new and existing customers. Growth from existing customers was driven by an increase in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2025	2024	$	%
Cost of revenue	$56,542	$59,691	$(3,149)	(5.3)%
Gross margin	84.6%	82.8%

The decrease in cost of revenue is primarily due to: (i) a decrease of $4.5 million in amortization of acquired intangible assets; and (ii) a decrease of $2.3 million in outside services spend for the customer service team; offset by (iii) an increase of $1.9 million in hosting, software, and telecom costs; (iv) an increase of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs; (v) an increase of $0.7 million in personnel costs as a result of an increase in headcount; and (vi) an increase of $0.3 million in other expenses which primarily consisted of merchant fees.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$94,363	$106,878	$(12,515)	(11.7)%
Sales and marketing	138,823	148,737	(9,914)	(6.7)%
General and administrative	76,715	78,800	(2,085)	(2.6)%
Total operating expenses	$309,901	$334,415	$(24,514)	(7.3)%

Research and development: Research and development expenses decreased primarily due to: (i) a decrease of $13.2 million in personnel costs as a result of a decrease in headcount and a decrease in stock-based compensation; and (ii) a decrease of $1.0 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iii) an increase of $1.1 million in other expenses, primarily related to the impairment of capitalized software; and (iv) an increase of $0.4 million in training and travel-related costs.

Sales and marketing: Sales and marketing expenses decreased primarily due to: (i) a decrease of $5.4 million in outside services spend due to higher leverage of internal resources; (ii) a decrease of $5.1 million in personnel costs primarily due to a decrease in stock-based compensation; and (iii) a decrease of $2.2 million in training and travel-related costs; offset by (iv) an increase of $1.8 million in marketing costs for media campaigns during the current period; and (v) an increase of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs.

General and administrative: General and administrative expenses decreased primarily due to: (i) a decrease of $5.8 million in personnel costs, driven largely by a decrease in stock-based compensation; (ii) a decrease of $0.5 million in in training and travel-related costs; and (iii) a decrease of $0.3 million in insurance, business taxes and licenses costs; offset by (iv) an increase of $3.6 million in outside services spend; and (v) an increase of $1.0 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Income (Expenses)

The following table sets forth our non-operating income (expenses) for the periods indicated (in thousands, except percentages):

	Nine months ended October 31,		Change
	2025	2024	$	%
Interest income	$17,860	$21,408	$(3,548)	(16.6)%
Interest expense	$(6,750)	$(6,888)	$138	(2.0)%
Other income, net	$284	$212	$72	34.0%
(Benefit from) provision for income taxes	$(150,725)	$1,335	$(152,060)	(11,390.3)%

Interest income: Interest income decreased primarily due to a decrease in interest-earning cash balances in the current quarter.

Interest expense: Interest expense decreased primarily due to an decrease in interest expense related to the Convertible Notes, driven by the repayment of the 2025 Notes during the nine months ended October 31, 2025.

Other income, net: The change in other income, net was due to fluctuations in foreign currency during the period.

(Benefit from) provision for income taxes: (Benefit from) provision for income taxes consists primarily of income taxes in certain foreign and U.S. jurisdictions in which we conduct business.

The change in (benefit from) provision for income taxes is primarily attributable to the release of the valuation allowance against U.S. federal and certain state deferred tax assets. The (benefit) provision may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2025, the Company achieved cumulative U.S. income during the prior twelve quarters when considering pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets will be realizable. We continue to maintain a valuation allowance of $0.8 million against certain other deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the more likely than not realization criteria. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $154.2 million of its valuation allowance as a discrete tax benefit during the three months ended October 31, 2025. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

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

Impairment of long-lived assets: PagerDuty views non-cash charges for impairment of long-lived assets, including impairments related to capitalized software costs, office leases, and acquired intangible assets, as events that are not necessarily reflective of operational performance during a period. Impairment charges can vary significantly in terms of amount and timing and PagerDuty believes the exclusion of such adjustments can assist in comparison of operational performance in different periods.
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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Gross profit	$106,188	$98,678	$311,219	$286,362
Add:
Stock-based compensation	988	1,432	3,298	4,696
Employer taxes related to employee stock transactions	19	29	87	112
Amortization of acquired intangible assets	506	2,200	2,380	6,875
Restructuring costs	292	—	292	(2)
Non-GAAP gross profit	$107,993	$102,339	$317,276	$298,043

Revenue	$124,545	$118,946	$367,761	$346,053
Gross margin	85.3%	83.0%	84.6%	82.8%
Non-GAAP gross margin	86.7%	86.0%	86.3%	86.1%

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as loss from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments, restructuring costs, shareholder matters, and impairment of long-lived assets which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Income (loss) from operations	$8,079	$(10,293)	$1,318	$(48,053)
Add:
Stock-based compensation	22,575	31,773	74,288	97,079
Employer taxes related to employee stock transactions	332	452	1,511	1,729
Amortization of acquired intangible assets	1,139	2,832	4,278	8,917
Acquisition-related expenses	—	227	263	749
Restructuring costs	2,087	—	5,971	10
Shareholder matters	121	—	2,470	—
Impairment of long-lived assets	1,213	—	1,213	—
Non-GAAP operating income	$35,546	$24,991	$91,312	$60,431

Revenue	$124,545	$118,946	$367,761	$346,053
Operating margin	6.5%	(8.7)%	0.4%	(13.9)%
Non-GAAP operating margin	28.5%	21.0%	24.8%	17.5%

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net income (loss) attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, which include transaction costs, acquisition-related retention payments, restructuring costs, shareholder matters, impairment of long-lived assets, adjustment attributable to redeemable non-controlling interest, and income tax adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$159,555	$(6,558)	$162,835	$(43,856)
Add:
Stock-based compensation	22,575	31,773	74,288	97,079
Employer taxes related to employee stock transactions	332	452	1,511	1,729
Amortization of debt issuance costs	590	671	1,921	1,950
Amortization of acquired intangible assets	1,139	2,832	4,278	8,917
Acquisition-related expenses	—	227	263	749
Restructuring costs	2,087	—	5,971	10
Shareholder matters	121	—	2,470	—
Impairment of long-lived assets	1,213	—	1,213	—
Adjustment attributable to redeemable non-controlling interest	2,031	634	1,164	9,881
Income tax effects and adjustments	(158,426)	(6,310)	(173,743)	(16,402)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$31,217	$23,721	$82,171	$60,057

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$24,803	$22,073	$89,447	$86,489
Purchases of property and equipment	(743)	(552)	(2,058)	(1,646)
Capitalization of software costs	(3,131)	(2,078)	(7,267)	(5,019)
Free cash flow	$20,929	$19,443	$80,122	$79,824
Net cash provided by (used in) investing activities	$1,813	$(3,101)	$(7,047)	$(9,722)
Net cash used in financing activities	$(42,346)	$(78,118)	$(105,386)	$(113,323)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of October 31, 2025, our principal sources of liquidity were cash and cash equivalents and investments totaling $547.8 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 9. Debt and Financing Arrangements, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. The $57.5 million principal of our 2025 Notes was repaid by us in cash at maturity during the nine months ended October 31, 2025.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2025, we had deferred revenue of $223.0 million, of which $221.8 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Programs

In March 2025, we announced that our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. In August 2025, our Board of Directors approved an additional $50.0 million under the 2025 Share Repurchase Program, thus allowing for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200.0 million. No other changes were made to the program. The 2025 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of October 31, 2025, we had repurchased 2,354,683 shares under the 2025 Share Repurchase Program and subsequently retired 2,092,300 of those shares. The cost of the remaining 262,383 shares is recorded as treasury stock in the condensed consolidated balance sheets. As of October 31, 2025, $162.1 million of the total amount authorized to be repurchased remained available.

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

Future Contractual Obligations

Our estimated future obligations as of October 31, 2025 include both current and long-term obligations. Our debt obligations total $395.1 million, all of which is long-term. Additionally, we had $1.0 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $4.1 million and a long-term obligation of $9.3 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of October 31, 2025, not including any future optional renewal periods.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had an immaterial effect on cash in the nine months ended October 31, 2025, and a negative effect on cash in the nine months ended October 31, 2024, decreasing our total cash balance by $0.1 million as of October 31, 2024.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine months ended October 31,
	2025	2024	$ Change
Net cash provided by operating activities	$89,447	$86,489	$2,958
Net cash used in investing activities	(7,047)	(9,722)	2,675
Net cash used in financing activities	(105,386)	(113,323)	7,937
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(3)	(109)	106
Net change in cash, cash equivalents, and restricted cash	$(22,989)	$(36,665)	$13,676

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating income (loss) performance due to the 6.3% increase in revenue, along with our 7.3% decrease in operating expenses. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

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

Financing Activities

Net cash used in financing activities decreased, primarily due to a decrease in repurchases of common stock and an increase in proceeds of issuance from common stock upon exercise of stock options.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10. Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $1.0 million of irrevocable standby letters of credit outstanding as of October 31, 2025. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

Critical Accounting Estimates

For a description of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended January 31, 2025. In addition to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2025, we believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Income Taxes

The Company is subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets, taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits/shortfalls related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may also become subject to new laws that specifically regulate non-personal data. For example, based on a change in law or change in interpretation of law, we may become subject to certain parts of the EU’s Data Act, which imposes certain obligations on cloud service providers, in particular to facilitate switching to another provider.

Legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the European Economic Area (“EEA”) and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws that implement the ePrivacy Directive that governs electronic communications. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered businesses to honor user enabled browser signals from the Global Privacy Control. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our products, face increased challenges to our ability to reach new or existing customers, and compliance with these laws may require us to make significant operational changes or otherwise negatively affect our business.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended October 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
August 1 - 31, 2025	—	$—	—	200,000
September 1 - 30, 2025	700,089	$16.33	700,089	188,564
October 1 - 31, 2025	1,654,594	$15.98	1,654,594	162,116
Total	2,354,683		2,354,683
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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

On September 6, 2025, Owen Howard Wilson, our Chief Financial Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on November 20, 2026 and provides for the sale of up to 166,667 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds and certain timing constraints, with 166,667 shares being the total of the maximum number of all shares which could be sold under this plan. Because of those pricing and timing conditions, it is not yet determinable how many shares actually will be sold under this plan before its expiration date.

On September 10, 2025, Jennifer Tejada, our Chief Executive Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on December 18, 2026 and provides for the sale of up to 1,550,000 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds and certain timing constraints, with 1,550,000 shares being the total of the maximum number of all shares which could be sold under this plan. Because of those pricing and timing conditions, it is not yet determinable how many shares actually will be sold under this plan before its expiration date.

On September 30, 2025, Dan Alexandru Solomon, a member of the Board of Directors, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on September 30, 2026 and provides for the sale of up to 800,000 shares of common stock.

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

PAGERDUTY, INC.
(registrant)

November 25, 2025	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
Chief Executive Officer
(Principal Executive Officer)

November 25, 2025	/s/ Owen Howard Wilson
Date	Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

November 25, 2025	/s/ Paul Underwood
Date	Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)