Form 10-K
period 2026-01-31
PagerDuty, Inc.
filed 2026-03-12
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

The aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the price at which the common stock was last sold on July 31, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $1.4 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 9, 2026, there were approximately 84,979,482 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Annual Report on Form 10-K (Items 10, 11, 12, 13, and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2026.

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

PART I

Item 1. Business

Overview

PagerDuty, Inc. (“PagerDuty,” “we,” “us” or “our”) transforms critical work for modern business by building operational resilience, reducing risk, improving customer experience, and driving operational efficiency across digital operations. As a global leader in digital operations management since 2009, PagerDuty helps enterprises manage the complex web of infrastructure, applications, and systems that power today's digital experiences. The PagerDuty Operations Cloud sits at the center of the enterprise technology stack as a system of intelligence and action, ingesting signals from over 700 integrations—including monitoring, observability, security, customer service, and development tools—to orchestrate the right response across people, machines, and software.

Built for the modern era of artificial intelligence (“AI”), PagerDuty empowers customers to maximize the value of their AI investments through agentic workflows, AI-powered automation, and intelligent orchestration that accelerates incident detection and resolution while enabling teams to focus on innovation rather than firefighting.

In today's environment, every business is fundamentally a digital business. Whether in retail, financial services, healthcare, telecommunications, or supply chain logistics, modern commerce depends on increasingly complex networks of digital infrastructure, cloud services, applications, and distributed teams that operate in an always-on world. This complexity continues to accelerate as organizations adopt AI-driven systems and integrate artificial intelligence across their operations.

Customer expectations have never been higher. Incidents are measured not just in lost revenue but in damaged brand reputation and customer trust. Organizations face mounting pressure to deliver always-on digital experiences, resolve issues proactively before customers are impacted, and innovate rapidly without proportionally increasing operational costs or headcount. The ability to anticipate, orchestrate, and resolve time-sensitive, critical, and unplanned work before it escalates has become a strategic imperative and competitive differentiator.

Since our founding in 2009, PagerDuty has evolved from a single product focused on on-call management for developers into a comprehensive, multi-product operations cloud platform that spans the entire enterprise. Today, our platform breaks down organizational silos across development, IT operations, security, customer service, and business operations, reaching technical practitioners and executive stakeholders alike.

Our platform ingests and analyzes digital signals from virtually any software-enabled system or device across our customers' technology estates. Leveraging advanced AI and machine learning capabilities, we correlate, process, predict, and remediate both incidents and opportunities in real time. This intelligence powers our core capabilities in incident management, bringing together the right people with the right context and recommended actions so they can resolve issues in minutes or seconds, from anywhere.

We have made significant investments in generative AI to fundamentally transform how organizations manage critical work. Our AI capabilities enable teams to work smarter and faster, automating routine tasks, providing intelligent recommendations, and accelerating time to resolution. These innovations are increasingly central to our value proposition as customers seek to do more with existing resources while managing growing operational complexity.

Over more than a decade, we have built one of the industry's most comprehensive integration ecosystems, with over 700 direct integrations spanning monitoring tools, cloud platforms, collaboration systems, ITSM solutions, and business applications. We also support the Model Context Protocol (“MCP”), enabling seamless integration with AI agents and large language model-powered tools to extend our platform's capabilities into emerging AI workflows. This deep integration fabric allows our customers to gather and correlate digital signals from across their entire technology stack – both modern cloud-native and legacy systems – without the friction of context switching or manual data aggregation.

These same integrations enable powerful workflow automation, connecting technical operations with popular collaboration tools and business applications to drive coordinated responses and accelerate resolution. Our open platform approach and extensive partner ecosystem have become a strategic moat, making PagerDuty increasingly embedded and essential within our customers' operations.

We generate revenue primarily from cloud-hosted software subscriptions, with additional revenue from term-license arrangements. Our land-and-expand business model drives viral adoption and natural expansion as teams experience value and extend PagerDuty to new users, use cases, and products. During the current fiscal year, we took initial steps to provide customers with more flexible pricing options, including usage-based pricing models that enable customers to seamlessly scale between human responders, agents, and automated solutions, better aligning customer investments to business outcomes rather than headcount and licenses, and supporting our transition from traditional single-year seat-based licensing to multiyear platform usage agreements.

While the PagerDuty platform serves organizations of all sizes, we have strategically focused our go-to-market investments, including our enterprise field sales organization, on serving enterprise customers where we see the greatest opportunity for platform adoption and expansion. Today, nearly half of the Fortune 500, half of the Forbes AI 50, and approximately two-thirds of the Fortune 100 rely on PagerDuty as mission-critical infrastructure. Our enterprise customers represent the majority of our revenue and demonstrate strong retention and expansion characteristics.

Our sales and customer success teams work closely with customers to drive expansion across multiple dimensions: adding users and teams, extending to new use cases and departments, adopting additional products within the operations cloud platform, and upgrading to higher-value plans with advanced capabilities. We are increasingly positioned as a strategic partner in enterprise-wide initiatives including incident management transformation, operations center modernization, automation standardization, AI operations adoption, and customer experience optimization.

PagerDuty has established itself as the platform of choice for organizations seeking to build resilient, efficient, and intelligent digital operations. As enterprises navigate ongoing digital transformation, cloud migration, and AI adoption, our operations cloud platform provides the foundational layer that enables them to operate with confidence at scale. We continue to invest in product innovation, particularly in AI and automation, ecosystem expansion, and customer success capabilities to extend our leadership position and capture the significant market opportunity ahead.

Our Platform and Key Customer Benefits

We have invested aggressively in research and development to build innovative products that leverage AI and automation to deliver value to our customers. Our cloud-first platform is differentiated based on a broad range of attributes:

•Built for time-sensitive, mission-critical operations. Our platform is purpose-built to manage the real-time needs of modern digital operations. Our customers are navigating complex hybrid-cloud and microservices-based environments that are constantly changing state. This requires the ability to manage the entire service lifecycle – from collecting data, interpreting digital signals, providing insights, mobilizing response and resolution – all in real time, augmented by always-on copilots and agent-accelerated workflows that propose and, where authorized, execute actions to expedite remediation under a human-agent partnership with appropriate governance and controls. There is no concept of queued tickets or queued work on our platform because we are built to understand these situations and solve incidents within seconds or minutes.
•Over a decade of data from over 15,000 paying customers. As pioneers in digital operations management, we have a rich repository of machine-generated and human response data. We leverage our experience from incidents, changes, events, and incident resolutions to build advanced machine-learning capabilities. This AI-driven approach is designed to accelerate our customers' initiatives to continuously improve and transform their operations by providing rich contextual insights and in-depth analytics, which enable benchmarking and recommendations, allowing for the implementation of best practices. These capabilities accrue to our agents so they can surface relevant insights, patterns, and recommended actions based on historical learnings and real-time telemetry.
•Over 700 integrations across the technology ecosystem. We have invested extensively in an ecosystem that includes over 700 integrations, allowing us to harness data from software-enabled systems and devices. In addition to deep, native integrations to a range of widely used technologies, such as Microsoft, Amazon Web Service (“AWS”), Datadog, Grafana, GitHub, and many bidirectional integrations such as Atlassian, Salesforce, ServiceNow, Slack, and Zendesk, we provide self-service capabilities that allow customers to easily build integrations and connect PagerDuty with other third-party technologies. Our integrations support a broad range of use cases across development, IT, security, customer service and support, and other business functions.

•Breadth of functionality. The PagerDuty Operations Cloud Platform combines agentic AI and automation with event orchestration (“AIOps”), incident management, and customer service operations into a platform for mission-critical, time-critical operations work in the modern enterprise. Through the power of AI and automation, it detects and diagnoses disruptive events, mobilizing the right response, and streamlines infrastructure and workflows across digital operations. PagerDuty delivers resiliency, fidelity, and high availability at scale, while creating capacity for teams by keeping them in-context and in-flow. We have embedded machine learning, automation, AI, insights, and best practices across our products to help our customers realize value quickly. Our new AI agents extend this breadth by providing role-aware assistance – such as the SRE Agent for reliability engineering – to orchestrate actions, draft updates, and drive consistent outcomes across teams.
•Proactive. We are leading a shift from efficient response to intelligent automation to help teams prevent incidents from occurring. We continue to invest in design and innovation capabilities to create proactive and predictive operations with our AI-enabled platform – anchored by PagerDuty Advance (which includes our agents) and complemented by AIOps, workflows, and automation. Our agents, together with MCP-enabled connections to third-party agents and systems proactively detect emerging patterns, propose preventative actions, and drive self-healing as customers’ technology stacks evolve with increasing adoption.
•Combine intelligent automation and team mobilization. We combine process automation technology with team mobilization to serve up proposed automation routines to the right responder, with the option to initiate it with the click of a button. This enables tier one responders with the easy press-button automation of powerful remediation steps to cut critical minutes out of outages and incidents. Agents can surface and safely execute approved actions and orchestrations in-context, further shortening time-to-mitigation while preserving auditability and human oversight.
•Secure, resilient, and scalable. Our customers depend on us for their digital operations needs. When their systems fail, we need to be operational. We have built multiple redundancies into our infrastructure, including multiple cloud regions, availability zones, and communications, with no maintenance windows, so our customers can rely on our always-on platform. We have delivered 99.97% availability to our customers over the past 24 months. Security is a critical customer requirement, and we have governance, robust access control policies, and vulnerability management to support the needs of our customers. Our agents operate within these controls, and our MCP server is designed to enable secure connections.
•Designed for ease of use and scale. Our software is easy to adopt and use. We provide a simple, self-service onboarding experience so teams can be up and running in minutes. Our products are mobile-first and include intuitive navigation. Customers can easily extend our platform across teams and multiple use cases within an organization. We increasingly combine agentic and automation technology with team mobilization to drive assisted and automated orchestration and resolution. Agents are available where users work – web, mobile, and chat – helping teams stay in-flow without context switching. Collectively, this enables responders or agents with guardrails to initiate powerful remediation steps to cut critical minutes out of outages and incidents.
•Technology agnostic. We are agnostic to our customer’s technology stack and provide them the choice to use the technologies that meet their needs. We are flexible, modular, and open in our approach to building our platform with a powerful application programming interface (“API”) and the new MCP server capability to enable rapid integrations into even the most complex systems and environments. Our open technology and broad range of integrations ensures that we can effectively co-exist with our customers' technology, including our chat experience, which includes Slack and Teams to allow users to work in their preferred tools and working environments. Our MCP server further extends this openness by enabling standardized connections to third-party agents and emerging AI systems that support additional use cases while preserving choice as technology stacks evolve.
•Enhanced productivity. PagerDuty empowers the full return on investment of our customers’ technology stack, using machine learning, AI, automation, auto-remediation, and self-healing to bring together the right people with the right information to generate the appropriate action, in real time, when seconds matter. With agents assisting and orchestrating action across roles, and MCP-enabled interoperability, customers can further reduce toil, accelerate action, and maintain operational resilience as new failure modes emerge.

The PagerDuty Operations Cloud Platform consists of the following components that empower teams to address broader digital operations management requirements.

•Incident Management. PagerDuty Incident Management provides a real-time view across the status of a digital service while incorporating intelligent noise reduction to remove false positives. We empower users to take the right actions in real time, every time an incident occurs. With PagerDuty, users can shift towards a proactive, AI-powered approach to improve operational resilience by automating response, accelerating resolution, and preventing future occurrences with a unified platform that manages incidents end-to-end – from automated precision response, to business-wide orchestration, to major incident learning.
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
•Artificial Intelligence. PagerDuty Advance is a set of generative AI capabilities for the PagerDuty Operations Cloud Platform inclusive of our domain-specific agents (such as the SRE Agent). PagerDuty Advance synthesizes contexts, summarizes incidents, recommends next-best actions, and assists with authoring automation jobs and stakeholder communications, reducing the burden of repetitive and time-consuming tasks. Our agents operate as always-on copilots that, where authorized, propose and execute actions to expedite remediation in a human-agent partnership with appropriate governance, permissions, and auditability. In addition, our MCP server enables standardized, secure connectivity to third-party agents and systems, facilitating bidirectional workflows and extending these AI capabilities across customers’ broader toolchains. Together, PagerDuty Advance, our agents, and MCP-enabled integrations help proactively detect emerging patterns, propose preventative actions, and support self-healing as customers’ technology stacks evolve with increased model and agent adoption.

In addition, we provide an offering that integrates all components of the PagerDuty Operations Cloud Platform under a single commercial construct. This ‘Operations Cloud’ offering intelligently orchestrates across all platform components to optimize incident management based on context and complexity. Operations Cloud provides unified data models, cross-product workflows, and intelligent routing to determine the appropriate response approach: from fully automated resolution for well-understood incidents to human-AI partnership for novel situations requiring judgment and creativity. This seamless integration enables customers to scale operational response dynamically, applying the appropriate combination of automation, AI assistance, and human expertise based on real-time incident characteristics and organizational preparedness. Operations Cloud represents our evolution from point-products to a unified operational intelligence product that adapts proactive strategies to maximize efficiency while maintaining control and governance.

Our Growth Strategies

•Acquire new customers. We target new customers by leveraging our trusted brand and efficient go-to-market strategy that combines a self-service, product-led growth motion for all customers with a focused direct sales effort for enterprise customers. We leverage partner pathways and our partner ecosystem to drive value, awareness, sales, and adoption of our products. We also engage customers with community building and marketing programs, which include digital campaigns, user events, executive programming, broader industry events, customer marketing activities, and partner and ecosystem engagement.

•Expand usage within our existing customer base across broader deployments and new user groups, new use cases and increased product adoption. Our direct sales efforts are focused primarily on enterprise and large customers, positioning our solutions through business value-led engagement with executives and technology buyers. At small and midsize companies, development and IT professionals often make an initial purchase of our platform for a small number of users and then expand users and add products over time as a result of our programmatic and product-led growth motion. We continue to advance our sales, service, and customer success efforts and how we work with partners to demonstrate business value to our customers that drives increased adoption by teams and users of our solutions across development, IT infrastructure and operations, security operations, customer service and support, and other technical and business user groups.
•Introduce new products, solutions, and pricing models. We will continue to make investments in research and development to bolster our existing solutions and products, accelerate usage, increase the reach of our integrations, and innovate on our platform. Our expanding portfolio of solutions and flexible consumption-based pricing models provide opportunities to create and realize business value for customers that results in upsell and cross-sell expansion growth. In addition to internal development, we can expand our product portfolio and offerings through partnerships and acquisitions.
•Grow our international presence. We will build on our success by growing our sales outside North America, particularly in EMEA, Asia Pacific, and Japan. The self-service, low friction nature of our offering allows us to expand our reach, through direct sales and partners, into other regions where we see significant opportunity. Our international operations generated 29% of our revenue in the fiscal year ended January 31, 2026.
•Grow our U.S. public sector and Federal presence. In March 2025, we achieved Federal Risk and Authorization Management Program (“FedRAMP®”) Low Authorization for the PagerDuty Operations Cloud Platform and are now officially listed as ‘Authorized’ on the FedRAMP Marketplace, demonstrating the adherence to stringent federal security requirements. We have a growing presence in the U.S. public sector and expect that the FedRAMP authorization will increase our access in this market.

Customer Success

Our customer success team is designed to help customers continuously improve their operational outcomes through the effective use of PagerDuty. The team includes success, professional services, training, support, and renewals teams that engage with customers throughout their lifecycle – from onboarding and adoption to realizing business value and renewal.

Our professional services and customer success teams provide implementation assistance, workflow optimization, and best-practice guidance through paid engagements. We also offer instructor-led and self-paced training programs to certify customers and partners on our products and technologies. Customer support is delivered through a multi-channel environment, ranging from no-fee support to paid 24/7 offerings with service-level agreements. Our renewals team works proactively to manage customer retention and provide a consistent and timely renewal experience.

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

Sales and Marketing

We employ a go-to-market strategy organized around product-led-growth to acquire new customers (land) and time-to-value realization for our new customers and value optimization with our existing customers (realize). The expansion of our product portfolio, particularly with AI, and integration of our operations cloud delivers end-to-end AI Operations management allowing customers to grow with us (expand). We deploy a white-glove, sales-led motion for our large Fortune 2000 customers and high growth customers, and a programmatic, product-led, AI-first motion for our mid-market and small and medium-sized business (“SMB”) segments.

For PagerDuty’s enterprise customers, our field sales teams engage directly with senior IT leaders, engineering executives, C-suite decision-makers, and business operations management. Our marketing strategies align with the critical business challenges these leaders face, driving demand and brand differentiation through a strategic mix of digital campaigns, account-based marketing, and targeted event-driven initiatives.

We accelerate customer awareness and adoption through multiple channels: delivering high-quality products that generate organic word-of-mouth advocacy, executing targeted outreach to Fortune 2000 prospects, building brand equity through strategic advertising, and deploying high-velocity programmatic campaigns enhanced by AI and agentic targeting. Our product-led sales motion supports both initial customer acquisition and subsequent expansion, creating a seamless growth engine across the customer lifecycle.

We also host and present at regional, national, and global events to engage both customers and prospects, deliver product training, share best practices, and foster community. Our technical leaders and evangelists frequently speak as subject matter experts at market-leading developer events.

Our global field sales teams focus on up-selling and cross-selling additional products to our large existing customers. Our commercial sales team focuses on new customer acquisition through inbound and outbound sprints with programmatic business and sales developments activity, and expansion motions across our mid-market and SMB segments. Our sales teams are primarily organized by geography, with teams covering the Americas, EMEA, Asia Pacific, and Japan, and a team covering the U.S. public sector. In addition, we factor in company size and industry vertical in creating our sales teams.

PagerDuty sells an operations management platform powered by AI and automation. The platform includes Incident Management, AIOps, Automation, CSOps, and PagerDuty Advance, which features multiple agentic AI agents (including SRE Agent, Insights Agent, Shift Agent, and Scribe Agent) designed to accelerate incident response and drive operational maturity throughout the incident lifecycle.

PagerDuty Incident Management is offered as four plan options on a per-user basis – Free, Professional, Business and Enterprise – to address increasingly complex requirements. In 2025, we evolved our pricing approach by introducing a platform-plus-credit model that combines seat-based and usage-based pricing elements, enabling customers to access the full PagerDuty Operations Cloud Platform with built-in capacity to scale instantly via credits and eliminating friction across the sales cycle and renewal process. Additionally, we redesigned our plans, so even our lowest plan options come with robust end-to-end functionality for customers to try in smaller volumes. Customers may begin their journey on the PagerDuty platform with the Free plan for up to five users and grow into full Enterprise capabilities with thousands of users.

Competition

The PagerDuty Operations Cloud Platform provides a leading platform for modern digital operations. We deliver full operations lifecycle management – from detection to response orchestration, to remediation, learning, and prevention – augmented by AI and agentic capabilities that leverage PagerDuty’s unique operational context and extensive historical incident and response data. These capabilities complement deep AIOps insights, and automate processes and workflows in and adjacent to incident management. As a result, we face competition from vendors who provide similar capabilities in some of our product areas, including competitors in three major categories, or types:
•“Multi-product ITSM” vendors which seek to consolidate onto a single, monolithic platform;
•“Pure-play” incident management vendors, that utilize basic incident management capabilities coupled with an updated UI; and
•“Adjacencies” seeking to expand their own addressable markets by venturing into incident management via their origin, such as observability or other telemetry.

We also face competition from homegrown/in-house solutions. As we continue to expand our offerings in emerging areas, including automation and AI, we expect competition from other vendors focused on these areas. The PagerDuty platform is built for enterprise scale, while also meeting the needs of early stage and mid-size customers alike. Our customers address over 900 million incidents, process billions of events, and run millions of workflows each year, meeting and exceeding the resiliency and scale needs of the most demanding customers worldwide.
Key competitive factors include total cost of ownership, product functionality, breadth of offerings, security, flexibility, and performance. PagerDuty is confident in our favorable positioning against competitors across these factors. The potential introduction of new technologies by existing competitors could impact demand for our services. Additionally, we face pricing pressures, as some competitors offer dramatically lower prices to gain entry into accounts before they increase prices in the future. Larger competitors, in particular, possess the operational flexibility to bundle competing products and services within broader software offerings, often presenting them at a reduced price.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual and other protections, to establish and protect our intellectual property rights. We had 31 issued patents and 51 patent applications pending examination in the United States as of January 31, 2026 that, with respect to issued patents, are expected to have terms ending between 2033 and 2044. We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We do not believe that we are materially dependent on any one or more of our patents or other intellectual property rights.

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

Regulatory

We are subject to a number of U.S. federal and state and foreign laws, regulations, federal acquisition regulations, and other legal requirements that involve matters central to our business. These laws and regulations may involve data privacy, security, artificial intelligence, intellectual property, competition, consumer protection, export, taxation, or other subjects. Many of the laws and regulations to which we are subject are still evolving, subject to change, and being tested in courts, and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation. For a discussion of risks related to these various areas of government regulation, see “Risk Factors—We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations related to data processing, privacy, digital operational resiliency, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.”

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 14. Geographic Information in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Human Capital

Our corporate culture is a critical component of our success, and we will continue taking steps to help foster innovation, teamwork, and inclusion. We promote an environment that values the democratization of ideas and the adoption of a DevOps culture internally, resulting in a mindset that is empowering our team to be more innovative, productive, and collaborative. We are continually investing in our global workforce to create a sense of belonging, provide fair and market-competitive total rewards to engage our employees, support our employees’ well-being, and foster their growth and development. As of January 31, 2026, we had 1,155 employees, of which approximately 49% were in the United States and 51% were in our international locations. None of our employees are represented by a labor union with respect to his or her employment. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Global Belonging

Our mission is to revolutionize operations and build customer trust by anticipating the unexpected in an unpredictable world. At PagerDuty, we are committed to fostering a culture that supports our customers, employees, and communities through fair business practices.

We empower Dutonians – employees of all backgrounds – to champion our customers and cultivate a culture of global engagement and belonging. To achieve this, we focus on creating a workplace where everyone feels welcome, safe, and heard. By aligning our efforts with the needs of our customers, employees, and community, our people-related initiatives foster meaningful connections, inspire innovation, and enable Dutonians to actively contribute.

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

Compensation, Benefits, and Well-Being

We offer competitive compensation and benefits that support our employees’ overall well-being and attract, motivate, and retain a talented workforce, rewarding employees for their performance contributions and impact. Our employee pay programs and practices are designed to drive innovation, align pay to level of performance, and reflect PagerDuty’s cultural values and goals. We regularly evaluate our total rewards programs to ensure we are providing an employee value proposition that is competitive with a constantly changing market, as well as meets a hierarchy of needs of our employees. Aligned with our company strategy and objectives, our compensation programs include fixed base salary and opportunities for short-term and long-term variable incentives for those eligible. We offer a wide variety of benefits including, but not limited to, medical, dental, and vision benefits, flexible spending and health savings accounts, generous paid time-off, leave programs, and retirement plans. We also provide emotional well-being services through our employee assistance program and a variety of other behavioral health support applications.

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

Global Impact and Sustainability Initiatives

We launched PagerDuty.org in 2018 to help make a sustainable contribution to the communities in which we live, work, and serve. PagerDuty.org helps social impact organizations automate critical work and increase productivity while reducing costs through our technology platform, while deploying funding to advance equitable health and climate outcomes.

As a Pledge 1% member since 2017, we commit 1% of equity, 1% of product, and 1% of employee time to advance positive community impact. In June 2018, we fulfilled our equity pledge by issuing a warrant to purchase shares of our common stock to the Tides Foundation. We deployed approximately $1.5 million in the fiscal year ended January 31, 2026 to advance the work of organizations in crisis response, humanitarian aid, climate sustainability, and education. Our employee impact programs include 20 hours of annual volunteer time off, and a gift-matching program that provides a capped 1:1 match for employee contributions to eligible nonprofits.

In 2021, we expanded support to mission-driven organizations through impact pricing, enabling nonprofit organizations, B Corps, and higher education institutions to access our technology at reduced cost. This offering includes five free professional user licenses and up to 40% off additional products. As of January 31, 2026, we serve 650 Impact Customers.

Our sustainability strategy is managed by our Environmental, Social and Governance Steering Committee and overseen by the Nominating and Corporate Governance Committee of our board of directors. We have developed science-aligned climate targets validated by the Science Based Targets Initiative: to reduce absolute scope 1 and 2 GHG emissions 42% by FY2030 and scope 3 GHG emissions 25% by FY2030, both from a FY2023 base year, and to increase active annual sourcing of renewable electricity from 0% to 100% by FY2030. In FY2025, we achieved 100% renewable electricity sourcing, ahead of our target. PagerDuty performs annual impact reporting on our progress.

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

•We have experienced slowing growth rates in recent periods, and our revenue growth may continue to decelerate, fluctuate, or decline.
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
•We have a history of operating losses and may not sustain or increase profitability in the future.
•We derive a majority of our revenue from a single product.
•Seasonality may cause fluctuations in our sales and operating results.
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
•If our information technology systems or those of third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, significant costs, litigation and regulatory investigations and actions, harm to our reputation, loss of revenue or profits, loss of customers, and other adverse consequences.
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

Risks Related to Our Business and Industry

We have experienced slowing growth rates in recent periods, and our revenue growth may continue to decelerate, fluctuate, or decline.

Our revenue was $492.5 million, $467.5 million, and $430.7 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Although we have historically experienced significant growth in our revenue, our revenue growth rate has declined significantly in recent periods and may decline in the future as a result of a variety of factors, including the maturation of our business. We may not be able to sustain prior growth rates or reaccelerate growth in the future. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•compete effectively in the markets in which we participate;
•maintain the compatibility of our platform with third-party applications that our customers use in their businesses; and
•increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to market changes, or if we are unable to reaccelerate revenue or revenue growth, our stock price could be volatile, and it may be difficult to sustain or increase profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

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
•acquisitions or strategic investments;
•international expansion; and
•general administration, including legal, accounting, and compliance expenses associated with operating as a public company.

These investments may not result in increased revenue. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to sustain or increase profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not sustain or increase profitability in the future.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for digital operations solutions, particularly enterprise-grade solutions, is highly fragmented, competitive, and constantly evolving. We face substantial competition from in-house solutions, open-source software, manual processes, and software providers that may compete against certain components of our offering, as well as established and emerging software providers. With the introduction of emerging AI technologies such as generative AI and agentic AI (“Emerging AI Technologies”), and new market entrants, we expect that the competitive environment will remain intense going forward. The availability of foundation models and agentic frameworks via public APIs and open-source releases may lower barriers to entry for new and niche competitors. Hyperscale cloud providers and adjacent platform vendors may also bundle or integrate overlapping incident response, automation, and agentic capabilities directly, which could accelerate adoption of competing capabilities. Broadly, competitors may more successfully incorporate Emerging AI Technologies into their products, gain or leverage superior access to certain technologies, or achieve higher market acceptance of their Emerging AI Technologies solutions. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than we have. For example, our competitors include: “Multi-product ITSM” vendors that seek to consolidate onto a single, monolithic platform; “Pure-play” incident management vendors that utilize basic incident management capabilities coupled with an updated UI; and “Adjacencies” that seek to expand their own addressable markets by venturing into incident management via their origin, such as observability or other telemetry. We also face competition from homegrown/in-house solutions. New entrants not currently considered to be competitors may also enter the space through product development, acquisitions, partnerships, or strategic relationships.

We compete on the basis of a number of factors, including:

•platform functionality and breadth of offering, including AI capabilities;
•integrations and ecosystem breadth for agents and model interoperability;
•performance, security, scalability, and reliability;
•real-time response, workflow, and automation capabilities;
•focus on modern digital services and operations;
•brand recognition, reputation, and customer satisfaction;
•ease of implementation and ease of use; and
•time-to-value, total cost of ownership, and return on investment.

Our competitors vary in size and in the breadth and scope of the products and services offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets, and greater resources than we do. Further, other potential competitors may expand their product offerings to compete with our platform, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product and services offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our platform. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price than our solutions, which has resulted in pricing pressures. Some of our larger competitors have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to customers as part of a larger sale of other products. Some competitors may also cross-subsidize or bundle AI copilots and agentic features within adjacent products at low or no incremental cost, which could intensify pricing pressure and reduce perceived differentiation.

Our ability to compete on AI capabilities may depend on third-party model providers, data sources, and access to AI infrastructure. Changes in pricing, service levels, safety policies, rate limits, or terms by these providers, as well as constraints on access to compute could adversely affect the performance, cost profile, or roadmap of our AI features relative to competitors.

In addition, because of the characteristics of open-source software, there may be fewer technology barriers to entry in the open-source market by new competitors. One of the characteristics of open-source software is that, subject to specified restrictions, anyone may modify and redistribute the existing open-source software and use it to compete in the marketplace. Such competition can develop with a smaller degree of overhead and lead time than required by traditional proprietary software companies. New open-source platform technologies and standards are consistently being developed and can gain popularity quickly. This trend includes open-source large language models, agent frameworks, and orchestration toolchains that can rapidly mature and be integrated into competing offerings. Improvements in open-source could cause customers to replace software purchased from us with their internally-developed, integrated, and maintained open-source software. It is possible for competitors with greater resources than ours to develop their own in-house solution and make it available on an open-source basis to organizations that would otherwise be potential customers of ours, potentially reducing the demand for our products and putting price pressure on our offerings. As these open-source AI components improve in security, observability, and enterprise controls, customers may increasingly adopt or extend internal solutions that reduce demand for our products.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.

If we are unable to attract new customers, our revenue will be adversely affected.

To increase our revenue, we must continue to attract new customers, convert free customers to paying customers and increase sales to existing customers. Our ability to sell subscriptions for our products has in the past been and could in the future be impaired due to competitors introducing lower-cost or differentiated products or services that are perceived to compete with our platform and could also be impaired by market segment maturation and evolution of product and service offerings. Similarly, our subscription sales have in the past been and may in the future be adversely affected by customers or users within these organizations perceiving our products as having premium features that are not essential to their businesses, determining that features incorporated into competitive products reduce the need for our products or preferring to purchase competing products that are bundled with solutions offered by other companies, including our partners, that operate in adjacent market segments. Further, the current macroeconomic environment has made it more difficult to attract new customers and expand with existing customers, as we have seen customers display a higher level of scrutiny with their enterprise software spending and require additional sales support. As a result of these and other factors, we may be unable to attract new customers, which could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

Our previous and any future restructuring efforts may not result in the anticipated savings or operational efficiencies expected, could result in greater total costs and expenses than we estimated, and could disrupt our business.

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

If we are unable to retain our current customers or sell additional functionality and services to them, our revenue will be adversely affected.

To increase our revenue, in addition to selling to new customers, we must retain existing customers and convince them to expand their use of our platform across their organizations — in terms of increasing the number of users, subscribing for additional functionality, and broadening the user base across multiple departments and business units. Our ability to retain our customers and increase the amount of their subscriptions could be impaired for a variety of reasons, including customer reaction to changes in the pricing of our products or the other risks described herein, such as competitive factors, the macroeconomic environment, and advances in artificial intelligence that may reduce demand for our solutions or require us to adapt our platform. As a result, we may be unable to renew our subscriptions with existing customers or attract new business from existing customers, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, the trading price of our common stock.

Our ability to sell additional functionality and services to our existing customers may require more sophisticated and costly sales efforts, especially as we target larger enterprises and more senior management who make these purchasing decisions. Similarly, the rate at which our customers purchase additional products and services from us depends on a number of factors, including general economic conditions and the pricing of the additional product functionality and services. In addition, we are evolving our go-to-market strategy in ways that may increase execution risk, including through increased adoption of usage-based pricing models and multiyear contract structures for certain products and customers. These changes may increase sales cycle complexity, affect the timing and predictability of revenue and billings, require additional sales enablement and customer education, and may not achieve the intended commercial or financial outcomes. If customers are slower than expected to adopt these models, if we misprice our offerings, or if these changes result in increased customer friction or reduced expansion, our ability to sell additional functionality and services, as well as our revenue, margins, and operating results, could be adversely affected. If our efforts to sell additional functionality and services to our customers are not successful, our business and growth prospects would suffer.

Our customers have no obligation to renew their subscriptions with us after the expiration of their subscription period. Our subscriptions with our customers are typically one year in duration but can range from monthly to multi-year. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our customer base, in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our products and services, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the acquisition of our customers by other companies, and general economic conditions. If our customers do not renew their subscriptions with us, or if they reduce their subscription amounts at the time of renewal, our revenue and other results of operations will decline and our business will suffer. In addition, we have recently experienced increased pressure from reductions in the number of seats and licensed users at certain customers, particularly among larger enterprise customers, as a result of organizational restructurings, cost-reduction initiatives, and changes in customer operating models. While the number of customers reducing usage may be limited, the magnitude of these reductions can be significant and may have a disproportionate impact on our revenue, dollar-based net retention rate, and operating results. We have, at times, underestimated the timing and extent of these reductions, and those dynamics could continue to adversely affect our ability to accurately forecast revenue, achieve expected growth rates, or meet financial guidance. If these trends persist or intensify, our business, results of operations, and financial condition could be materially and adversely affected. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements, or preferences, our products may become less competitive.

The market in which we compete is subject to rapid technological change, evolving industry standards, changing regulations, and changing customer needs. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. In particular, advancements in technology such as AI and machine learning (“ML”) are changing the technology landscape, and businesses that are slow to adopt these new technologies may face a competitive disadvantage. If we were unable to continue enhancing and evolving our digital operations platform or delivering new products that keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive value at lower prices, more efficiently, more conveniently, more reliably, or more securely than our products, our business, results of operations, and financial condition would be adversely affected.

We have a history of operating losses and may not sustain or increase profitability in the future.

We were incorporated in 2010 and have experienced net losses in most years since inception. While we generated net income for the fiscal year ended January 31, 2026, we generated a net loss attributable to PagerDuty, Inc. of $42.7 million and $75.2 million for the fiscal years ended January 31, 2025, and 2024, respectively, and as of January 31, 2026, we had an accumulated deficit of $421.8 million. Although we achieved GAAP profitability for the first time in the fiscal year ended January 31, 2026, there is no assurance that we will sustain or increase profitability in future periods. Our financial performance depends on our ability to maintain revenue levels while managing costs effectively. We anticipate that our operating expenses may increase over time as we invest in product development, customer success, and market expansion initiatives, and we may face increased compliance costs associated with the maintenance of our customer base. If our revenue does not grow to offset these potential increases in costs, our operating results and profitability could be adversely affected. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain or increase profitability, the value of our business and common stock may significantly decrease.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may fail to grow or even decline, and we may incur additional operating losses.
The market segment for digital operations management solutions, particularly enterprise-grade solutions, is still in a relatively early stage of development, and it is uncertain whether this market will continue to develop, how rapidly it will continue to develop, how much it will grow, or whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to existing solutions or adoption by customers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for a number of reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings, lack of awareness of the benefits of our platform, or preference for other products with similar features that are available, sometimes at no cost, from their existing enterprise software providers. Our ability to expand sales subscriptions of our platform depends on several factors, including potential customer awareness of our platform; the timely completion, introduction, and market acceptance of enhancements to our platform or new products that we may introduce; our ability to attract, retain, and effectively train inside and field sales personnel; our ability to develop or maintain integrations with partners; the effectiveness of our marketing programs; the costs of our platform; and the success of our competitors. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform, the market for our platform might not continue to develop or might develop more slowly than we expect, either of which would harm our growth prospects and operating results.

We derive a majority of our revenue from a single product.

Sales of subscriptions to our incident management offerings account for a majority of our revenue. We expect these subscriptions to continue to account for a large portion of our revenue for the foreseeable future. As a result, our operating results could suffer due to:

•any decline in demand for our incident management product;
•the failure of our broader platform and other products, including newer AI-focused and agentic operations offerings, to achieve market acceptance;
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

Our platform and related products, including AIOps and Automation, are designed to provide quick, reliable alerts, to communicate information frequently during critical business events (such as information relevant to mitigating the damaging effects of system problems), and to automatically remediate system problems. Due to the nature of our products, we are potentially exposed to greater risks of liability for solution or system failures than may be inherent in other businesses. Although substantially all of our subscription agreements contain provisions limiting our liability to our customers, we cannot guarantee that these limitations will be enforced nor that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail.

Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, and we cannot guarantee that we are adequately insured against the risks that we face.

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

Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our operating results include the following:

•fluctuations in demand for or pricing of our platform due to customers reducing their expenditures, whether as a cost-cutting measure or as a result of their insolvency or bankruptcy, and whether due to inflationary pressures, rising global interest rates, bank failures, or other reasons;
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

We recognize revenue for our cloud-hosted software subscription fees over the term of our subscription agreement. Our subscriptions are typically one year in duration but can range from monthly to multi-year. As a result, much of our revenue is generated from cloud-hosted software subscriptions entered into during previous periods. Consequently, a decline in demand for our platform or a decline in new or renewed subscriptions in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through the sale of additional cloud-hosted software subscriptions in any period, as revenue from customers is recognized over the applicable term of their cloud-hosted subscriptions.

Our annual recurring revenue and certain other operational data are operating metrics that are subject to assumptions and limitations, including that the factors that impact ARR will vary from those that impact revenue. As such, these metrics may not provide an accurate indication of our actual performance or our future results.

ARR and other operational metrics are based on numerous assumptions and limitations, are calculated using our internal data from non-financial systems, have not been independently verified by third-parties, and may not accurately reflect actual results nor provide an accurate indication of future or expected results. Further, the definitions and assumptions for these metrics may differ from those calculated by other businesses. ARR is not a proxy for revenue or a forecast of revenue, and does not reflect any anticipated reductions in contract value due to contract non-renewals or service cancellations. In addition, the factors that impact ARR will vary from those that impact revenue in a given period. As a result, ARR and our other operational data may not accurately reflect our actual performance, and investors should consider these metrics in light of the assumptions and processes used in calculating such metrics and the limitations as a result thereof. Investors should not place undue reliance on these metrics as an indicator of our future or expected results. Moreover, these metrics may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding ARR and other operational metrics.

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

Our ability to increase our customer base and achieve broader market acceptance of our digital operations platform will depend to a significant extent on our ability to expand our marketing and sales organizations. We plan to continue expanding our direct sales force and partners, both domestically and internationally. We also plan to continue dedicating significant resources to sales and marketing programs, including inbound marketing and online advertising. The effectiveness of these programs has varied over time and may vary in the future due to competition for key search terms, changes in search engine use, changes in the search algorithms used by major search engines, and the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“U.K. GDPR”) and other similar data privacy initiatives. All of these efforts have required and will require us to continue to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

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

If our products fail to perform properly due to defects or similar problems, and if we fail to develop enhancements to resolve any defects or other problems, we could lose customers, become subject to service performance or warranty claims, or incur other significant costs.

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

While we rely predominantly on self-service purchases to establish new customer relationships, our inside and field sales teams target expansion opportunities with existing mid-market and enterprise customers. Sales to new and existing mid-market and enterprise customers involve risks that may not be present to the same extent or at all with sales to smaller organizations. As we continue to focus on increasing our sales to mid-market and enterprise customers, we face more complex customer requirements, substantial upfront sales costs, less predictability, and, in some cases, longer sales cycles than we do with smaller customers. With mid-market and enterprise customers, the decision to subscribe to our platform frequently may require the approval of multiple management personnel and more technical personnel than would be typical of a smaller organization, and accordingly, sales to mid-market and enterprise customers may require us to invest more time educating these decision makers. Purchases by mid-market and larger enterprise customers are also frequently subject to budget constraints and unplanned administrative, processing, and other delays. In recent periods, we have seen pronounced seat-based license compression and larger-than-expected deal size reductions at certain large enterprise customers, often associated with significant reorganizations, layoffs, leadership changes and heightened budget caution at those customers. These dynamics have negatively impacted our results of operations, and may create volatility in our renewals, expansions, and contractions and make our results more difficult to predict. Our ability to successfully sell our platform to mid-market and larger enterprise customers is also dependent upon the effectiveness of our sales force. For example, in the quarter ended October 31, 2024, several large enterprise deals were delayed due to extended procurement processes and sales cycles, which negatively impacted our results of operations. Our business increasingly depends on closing larger, more complex enterprise transactions with longer sales cycles, making our results more difficult to predict. Any shortfall in execution or delays in large deal closings could adversely impact our operating results in future periods. If we are unable to increase sales of our platform to mid-market and larger enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely affected.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, heightened inflation and interest rates, bank failures, supply chain disruptions, labor shortages, exchange rate fluctuations, international trade relations, political turmoil, natural catastrophes, health epidemics or pandemics, geopolitical conflicts, and terrorist attacks on the United States, Europe, the Asia Pacific region, Japan, or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. In particular, the United States has recently experienced historically high levels of inflation, which has increased and may continue to increase our supply, employee, and facilities costs and may decrease demand for our products. Furthermore, our customers have in the past and may in the future be materially negatively impacted by these factors, which has in the past caused and may in the future cause them to reduce their budgets, decrease their spending due to capital constraints, or be unable to fulfill their payment obligations to us, and our business could be negatively impacted. Competitors, many of whom are larger and have greater financial resources than we do, have responded and may in the future respond to challenging market conditions by lowering prices, bundling offerings or providing more customer support in an attempt to attract our customers. In addition, the increased pace of consolidation amongst customers and potential customers, such as those with established IT functions that render our products less relevant, may result in reduced overall spending on our products. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or how any such event may impact our business.

Issues relating to the responsible use of our technologies, including Emerging AI Technologies in our offerings, may result in reputational or financial harm and liability.

We are increasingly building AI capabilities into many of our products and services, including Emerging AI Technologies capabilities through the launch of PagerDuty Advance, as well as traditional AI capabilities through PagerDuty’s AIOps offering. Concerns relating to the responsible use of new and evolving technologies, such as Emerging AI Technologies, in our offerings may result in reputational and/or financial harm and liability and may cause us to incur costs to resolve such issues. For example, Emerging AI Technologies may be insufficient, biased, inaccurate, or of poor quality, which could result in customer legal allegations regarding outcomes of our products, rejection or skepticism of our products, affect our reputation and brand, and negatively affect our financial results. Furthermore, Emerging AI Technologies pose emerging legal, social, and ethical issues and present risks and challenges that could affect its adoption, and therefore our business. If our offerings draw controversy due to their perceived or actual impact on society, such as Emerging AI Technologies solutions that have unintended consequences or are controversial because of their impact on critical infrastructure, human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop and implement effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Complying with multiple regulations from different jurisdictions related to AI could increase our cost of doing business, may change the way that we operate in certain jurisdictions, or may impede our ability to offer certain products and services in certain jurisdictions if we are unable to comply with regulations. Our failure to address concerns and regulations relating to the responsible use of AI could slow adoption of both Emerging AI Technologies and traditional AI in our products and services or cause reputational and/or financial harm.

If we cannot continue to maintain our company culture, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose in our employees. Failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our success, and to effectively focus on and pursue our corporate objectives. We may find it difficult to attract and retain high-performing top talent if we do not maintain a culture that is reflective of our talent. Thus, our company culture is a business imperative and critical to our competitive position within our industry. If we fail to maintain our company culture, our business and competitive position may be adversely affected.

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, particularly Jennifer Tejada, our Chief Executive Officer, or other key employees could harm our business, and we may not be able to find adequate replacements. We have announced the planned retirement of Howard Wilson, our Chief Financial Officer, and are conducting a search for a successor. While we are taking steps to ensure an orderly transition, any disruption during this process, difficulty attracting a qualified replacement, or loss of institutional knowledge could adversely affect our financial operations, internal controls, strategic planning, and investor confidence. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, and we cannot ensure that we would be able to timely replace members of our senior management or other key employees should any of them depart.

The failure to attract and retain additional qualified personnel and any restrictions on the movement of personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense and increasing. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. While the market for such personnel is particularly competitive in Silicon Valley, it is also competitive in other regions where we maintain operations, including Canada and Portugal. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H-1B and other U.S. visas. If a new or revised U.S. visa program is implemented, it may impact our ability to recruit, hire, retain, or effectively collaborate with qualified skilled personnel, including in Canada, which could adversely impact our business, operating results, and financial condition. Our ability to achieve success in the future will depend, in part, on our ability to recruit, train, and retain a sufficient number of experienced sales professionals, particularly those with experience selling to enterprises. In addition, even if we are successful in hiring qualified sales employees, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at enterprises and new territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the geographies where we do business. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, we may fail to identify, attract, and retain talented employees who support our corporate culture that we believe fosters innovation, teamwork, diversity, and inclusion, and which we believe is critical to our success. If we fail to identify, attract, develop, and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be severely harmed.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth should not be taken as indicative of our future growth potential.

If our information technology systems or those of third parties with whom we work or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, significant costs, litigation and regulatory investigations and actions, harm to our reputation, loss of revenue or profits, loss of customers, and other adverse consequences.

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

We and the third parties with whom we work have experienced and will continue to experience cyber-attacks and other incidents, and continue to be exposed to threats that have resulted and could in the future result in adverse consequences to our business, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences. We and the third-parties with whom we work have been and may continue to be subject to a variety of attacks and threats including but not limited to malware (including as a result of advanced persistent threat intrusions), social engineering attacks (including through deepfakes, which may be increasingly more difficult to identify as fake, and phishing attacks), ransomware attacks (which are becoming increasingly severe and prevalent), denial-of-service attacks, credential stuffing attacks, credential harvesting, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, personnel misconduct or error, malicious code (such as viruses or worms), loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, we may be unable to anticipate, detect, or prevent techniques used to obtain unauthorized access to or to sabotage our systems, or those of third parties with whom we work, because such techniques change frequently and are increasing in their sophistication.

During times of war and other major conflicts, we (and the third parties with whom we work) may be vulnerable to a heightened risk of cybersecurity threats, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our services.

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

While we may be entitled to damages if the third parties with whom we work fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as hardware and/or software, including that of third parties with whom we work), but we may not be able to detect and remediate all such vulnerabilities, including on a timely basis.

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

We may expend significant resources or modify our business activities to try to protect against incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

The reliability and availability of our service is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our service are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such a fix may be difficult to push out to our customer-facing services or otherwise be delayed. Additionally, our business depends upon the appropriate and successful implementation of our service by our customers. If our customers fail to use our service according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities and could result in reputational harm.

Applicable data processing, privacy, digital operational resiliency, and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot guarantee that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, that such coverage will continue to be available to us on acceptable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government actions (for example, inquiries, enforcement actions, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and material attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. In particular, our product and service offering specifically involves protecting the information or systems of our customers, and a security incident could heighten the impact of these material adverse consequences because of the nature of our business and expectations of our customers.

Additionally, our sensitive data or those of our customers could be leaked, disclosed, or revealed as a result of or in connection with use of generative AI technologies by our employees, personnel, or vendors. Sensitive data (including confidential, competitive, proprietary, or personal data) that is input into a generative AI/ML platform or otherwise made available to developers of generative AI/ML platforms could be leaked or disclosed to others if it is used to train a third-party AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive data generated by the model.

We rely upon free trials of our products and other inbound lead-generation strategies to drive our sales and revenue. If these strategies fail to continue to generate sales opportunities or trial users do not convert into paying customers, our business and results of operations would be harmed.

We rely upon our marketing strategy of offering a 14-day free trial and “freemium” plan, a free version of PagerDuty and an open-source version of Rundeck Automation as well as other inbound, lead-generation strategies to generate new sales opportunities. Most of our customers start with the free version of our products. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. A subset of users never converts from the trial or free version of a product to a paid version of such product. Further, we often depend on individuals within an organization who initiate the trial or free versions of our products being able to convince decision makers within their organization to convert to a paid version. To the extent that these users do not become, or are unable to convince others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our revenue will be adversely affected.

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

Design and mechanical errors, spikes in usage volume, and failure to follow system protocols and procedures could cause our IT systems and infrastructure to fail, resulting in interruptions in our digital operations platform. We have from time to time experienced service disruptions in the past, and we cannot assure you that we will not experience interruptions or delays in our service in the future. Any interruptions or delays in our service or damage to our products, whether caused by modification or upgrades, third parties, terrorist attacks, state-sponsored attacks, geopolitical tensions or armed conflicts, export controls and sanctions, natural disasters, the effect of climate change (such as drought, flooding, wildfires and resultant air quality effects and related preventative power shutdowns, increased storm severity, and sea level rise), power loss, utility outages, telecommunication failures, computer viruses, supply-chain attacks, computer denial-of-service attacks, phishing schemes, security breaches, or other attempts to harm or access our system, could harm our relationships with customers and cause our revenue to decrease or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability, and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could adversely affect our business.

If we do not or cannot maintain the compatibility of our platform with third-party applications that our customers use in their businesses, our revenue and growth prospects will decline.

The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with third-party applications, tools, and software. These third parties may change the features of their technologies, restrict our access to their applications, tools, or other software or alter the terms governing their use in a manner that is adverse to our business and our ability to market and sell our digital operations platform. Such third parties could also develop features and functionality that limit or prevent our ability to use these third-party technologies in conjunction with our platform, which would negatively affect adoption of our platform and harm our business. If we fail to integrate our platform with third-party applications, tools, or other software that our customers use, use publicly available APIs for our integrations, or expose APIs for our customers to use, we may not be able to offer the functionality that our customers require, which would negatively affect our results of operations and growth prospects.

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

Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower subscription renewal rates by existing customers, the issuance of service credits, or requested refunds, which would hurt our revenue and our reputation. Even if we are successful in these efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures would adversely affect our business, results of operations, and financial condition.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In each of the fiscal years ended January 31, 2026, 2025, and 2024 customers outside of the United States generated 29%, 28%, and 28%, respectively, of our revenue. We currently have offices in Australia, Canada, Chile, Japan, Portugal, the United Kingdom (“UK”), and the United States. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. As of January 31, 2026, approximately 51% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which could require significant management attention and financial resources.

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
•health epidemics or pandemics, influenza, and other highly communicable diseases or viruses;
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
•terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

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

If any of the above risks materialize, it could harm our business and prospects. In addition, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Our international operations may subject us to potential adverse tax consequences.

We are continuing to expand our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

International trade policies, geopolitical developments, and macroeconomic conditions, including tariffs, sanctions, trade barriers, and global instability, may adversely affect our business, financial condition, results of operations and prospects.
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
Trade disputes, trade restrictions, tariffs, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
In addition, geopolitical developments, including conflicts or instability in energy‑producing regions, could contribute to volatility in energy prices and broader inflationary pressures, which could in turn adversely affect our customers' operating costs, budgets, and spending decisions, and negatively impact demand for our products.
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
While we continue to monitor trade and geopolitical developments, the ultimate impact of these risks remains uncertain, and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, trade, geopolitical and related developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

As of January 31, 2026, we had federal net operating loss (“NOL”) carryforwards as reported on the tax return in the amount of $397.3 million. Beginning in 2037, $5.3 million of the federal NOLs will begin to expire. The remaining $392.0 million will carry forward indefinitely. As of January 31, 2026, we had state and foreign net operating loss carryforwards as reported on the tax return in the amount of $28.4 million and $8.3 million, respectively, which begin to expire in 2028 and 2033, respectively. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Under current U.S. tax law, federal NOL carryforwards generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years. Federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. Similar limitations on the use of NOLs may apply under state laws. For these reasons, we may not be able to utilize a material portion of the NOLs before expiration, which may adversely affect our results of operations.

Changes in tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. For instance, the Tax Cuts and Jobs Act of 2017, or TCJA, significantly reformed the Code, including by eliminating the option to currently deduct research and development expenditures and requiring taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively, and putting into effect significant changes to U.S. taxation of international business activities. These rules have been extensively modified by the One Big Beautiful Bill Act, or OBBB Act, which allows domestic research and development expenditures to be expensed for tax years beginning on or after January 1, 2025, with retroactive elections for such expenditures paid or incurred in the prior two years. The OBBB Act also made changes to the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign-derived intangible income (renamed Foreign-Derived Deduction Eligible Income) for tax years beginning on or after January 1, 2026. These changes or any future tax reform legislation could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, stock-based compensation expense, period of benefit for amortizing deferred contract costs, and the provision for income taxes, including related valuation allowance and uncertain tax positions, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

We could incur substantial costs in protecting or defending our proprietary rights, and any failure to adequately protect such rights could impair our competitive position and result in the loss of valuable intellectual property rights, reduced revenue, and costly litigation.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair or delay additional sales, renewals or customer adoption of our platform, impair the functionality of our platform, delay introductions of new products, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results, and financial condition could be adversely affected.

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

Our industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. From time to time, we may be required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources than we do to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop alternative technology for any aspect of our business found to be infringing, we would be forced to limit or stop sales of our software or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete. We may also be contractually obligated to indemnify our customers in the event of a finding of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time-consuming, costly to defend, and damaging to our reputation and brand.

We use open-source software in our products, which could subject us to litigation or other actions.

We use open-source software in our products. From time to time, there have been claims challenging the right to use open-source software against companies that incorporate it into their products, without open-sourcing our own software contributions. As a result, we could be subject to lawsuits by parties claiming intellectual property violations and/or contractual breach of open-source software licenses. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, require us to devote additional research and development resources to change our products, result in customer legal allegations for impacts on their businesses, rejection or skepticism of our products, affect our reputation and brand, and negatively affect our financial results. In addition, although we have policies prohibiting certain types of open-source licenses and employ open-source software license screening measures to detect these licenses, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open-source software subject to certain types of open-source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions, each of which could reduce the value of our platform and technologies and materially and adversely affect our ability to sustain and grow our business.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement (including for the use of Emerging AI Technologies), inadequate data privacy and security, breach of confidentiality, damages caused by us to property or persons, or other liabilities relating to or arising from our platform or other contractual obligations. Some of these agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations, and financial condition. Even though we currently default to contractually limiting our liability with respect to such obligations, we may still incur substantial liability, and we may be required to cease use of certain functions of our platform or products as a result of any such claims. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or new customers, harming our business and results of operations. In addition, although we carry various insurance policies, our insurance may not be adequate to cover our indemnification obligations or to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging intellectual property infringement (including through the use of Emerging AI Technologies) or compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations related to data processing, privacy, digital operational resiliency, and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.

In the ordinary course of business, we process sensitive data (as defined above). Our data processing activities subject us to numerous obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data processing, privacy, digital operational resiliency, and security.

In the United States, federal, state, and local governments have enacted numerous laws addressing data processing, privacy, and security, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The United States Department of Justice also has implemented regulations restricting certain transfers of sensitive personal data.

These developments may further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data processing, privacy, digital operational resiliency, and security. For example, the European Union’s EU GDPR, the United Kingdom’s UK GDPR (“UK GDPR”), and Canada’s Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, impose strict requirements for processing personal data.

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

We may also become subject to new laws that specifically regulate non-personal data. For example, based on a change in law or a change in interpretation of law, we may become subject to certain parts of the EU’s Data Act, which imposes certain obligations on cloud service providers, in particular to facilitate switching to another provider.

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

Our employees and personnel use Emerging AI Technologies to perform their work, and the disclosure and use of personal data in Emerging AI Technologies may be subject to various artificial intelligence (“AI”), data privacy and security laws, as well as other legal obligations. Governments have passed and are likely to pass additional laws regulating AI, including Emerging AI Technologies. Our use of Emerging AI Technologies could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use Emerging AI Technologies, it could make our business less efficient and result in competitive disadvantages.

We use AI, including Emerging AI Technologies, in our products and services. The development and use of AI present various AI, data privacy and security risks that may impact our business. Use of AI is subject to various laws, including AI, data processing, privacy, and security laws, as well as increasing regulatory scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI. For example, the European Union’s Artificial Intelligence Act (“EU AI Act”) imposes strict requirements for the use of AI, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate legal bases for processing and automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory action and fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Additionally, under various privacy laws and other obligations relating to data processing, privacy, and security, we may be required to obtain certain consents to process data. For example, some of our data processing practices may be challenged under wiretapping laws~~,~~ if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose laws it generally believes implement inadequate protections for personal data. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in that framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In addition to laws and regulations addressing data processing, privacy, and security, we are contractually subject to industry standards adopted by industry groups, we are, or and may become subject to such obligations in the future. We are also bound by contractual obligations related to data processing, privacy and security, which have become increasingly stringent and complex due to changes in data privacy and security laws and regulations, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

We publish privacy policies, marketing disclosures, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are alleged or found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data processing, privacy, and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our obligations relating to data processing, privacy, and security. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable obligations relating to data processing, privacy, or security, we could face significant consequences, including but not limited to: government actions (e.g., enforcement actions, inquiries, investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products and services; expenditure of time and resources to defend against any claim, inquiry, or other action or proceeding; adverse publicity and material harm to our reputation; or substantial changes to our business model or operations.

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

The technology industry is subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently aware of any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine-learning and customer-generated data or AI, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenues, or prevent us from offering products or services.

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

Some such entities have industry-specific compliance requirements relating to certain security or regulatory standards, such as the U.S. Federal Risk and Authorization Management Program (“FedRAMP”), that may be required to compete effectively. Working towards compliance with these standards can be expensive and time-consuming. If we cannot adequately comply with particular compliance requirements, our growth may be adversely impacted. For example, we are in the process of seeking FedRAMP authorization for PagerDuty Operations Cloud and if we fail to obtain and maintain such authorization, we will not be able to sell PagerDuty Operations Cloud, directly or indirectly, to certain federal government and other public sector customers as well as private sector customers that require such certification for their intended use cases, which could harm our growth, business, and results of operations. This may also harm our competitive position against other enterprises whose competitive offerings are FedRAMP authorized.

Further, there can be no assurance that we will secure commitments or contracts with government entities even if we obtain such certifications, which could harm our margins, business, financial condition, and results of operations. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and, in doing so, restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings.

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

Obtaining the necessary licenses or other authorizations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we have implemented precautions to comply with applicable export, import, and economic sanctions laws and regulations, including obtaining authorizations for our encryption products, implementing geo-blocking and reviewing screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will entirely prevent violations. If we fail to comply, we and certain of our employees could be adversely affected through fines or penalties, reputational harm, government investigations, and possible incarceration for responsible employees and managers.

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

Servicing our debt, including our 1.50% convertible senior notes due 2028 (the “2028 Notes”), may require a significant amount of cash and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversion of the 2028 Notes in cash, repurchase the 2028 Notes upon a fundamental change or to repay our indebtedness at maturity.

As of January 31, 2026, we had $402.5 million aggregate principal amount of the 2028 Notes outstanding. The interest rate on the 2028 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2028 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

Holders of the 2028 Notes have the right to require us to repurchase their 2028 Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) at a repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the 2028 Notes, we will be required to make cash payments for each $1,000 in principal amount of the 2028 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values (as defined in the indenture governing the 2028 Notes). We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2028 Notes surrendered or pay cash with respect to 2028 Notes being converted and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the 2028 Notes at a time when the repurchase is required by the indenture governing the 2028 Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2028 Notes or make cash payments upon conversions thereof. Any failure by us to repay or repurchase our indebtedness, including the 2028 Notes, or to make cash payments upon any conversions thereof, in each case, when required pursuant to the terms of such indebtedness could harm our business, results of operations, and financial condition.

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

The conditional conversion feature of the 2028 Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the 2028 Notes is triggered, holders of the 2028 Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their 2028 Notes, we would be required to settle any unconverted principal amount through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the applicable outstanding principal of the 2028 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to our 2028 Notes may affect the value of our common stock.

The conversion of some or all of the 2028 Notes would dilute the ownership interests of existing stockholders to the extent we elect to deliver shares of common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. Our 2028 Notes may become convertible in the future at the option of their holders under certain circumstances. If holders elect to convert their 2028 Notes, we may settle our conversion obligation in excess of the principal amount of the 2028 Notes converted by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

In addition, in connection with the issuance of the 2028 Notes, we entered into capped call transactions (the “Capped Calls”) with certain financial institutions (the “Option Counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the 2028 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2028 Notes.

From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions before the maturity of the 2028 Notes, with respect to the Capped Calls corresponding to the 2028 Notes (and are likely to do so on each exercise date of the Capped Calls, which are scheduled to occur during the observation period relating to any conversion of the 2028 Notes on or after June 15, 2028 that is not in connection with a redemption, or following our election to terminate any portion of the Capped Calls in connection with any repurchase, redemption, exchange, or early conversion of the 2028 Notes). This activity could cause a decrease and/or increased volatility in the market price of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on our common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

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

We have funded our operations since inception primarily through equity financings, debt financings, and sales of subscriptions to our products. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuance of debt or equity securities. As a result, our stockholders bear the risk of future issuance of debt or equity securities reducing the value of our common stock and diluting their interests.

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

We may have to pay a substantial portion of our available cash, incur debt, or issue equity securities to pay for any such acquisitions, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur additional debt, it could result in increased fixed obligations and could also subject us to covenants or other restrictions that could impede our ability to flexibly operate our business.

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
•changes in our ability to acquire and retain customers, or our ability to expand our customers’ usage of our platform;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our platform and products;
•announcements by us or our competitors, or other market participants, of significant business developments, acquisitions, new offerings, or technological advancements (including those involving artificial intelligence);
•commentary by analysts or other third parties regarding technological shifts, competitive developments, or perceived changes in our growth prospects;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, including our large stockholders, or perceptions that such sales might occur;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.

Broad market and industry fluctuations, and general economic, political, regulatory, and market conditions, including the impact of the effects of a general slowdown in the global economy, geopolitical conflicts, and inflationary pressures, may also negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

In addition, we have filed registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise and/or vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the U.S. in the open market.

Furthermore, a substantial number of shares of our common stock is reserved for issuance upon the exercise of the 2028 Notes. If we elect to satisfy our conversion obligation in excess of the principal amount of the 2028 Notes converted solely in shares of our common stock upon conversion, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date.

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

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls, and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.

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

The provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Although the Delaware Supreme Court has held that such exclusive forum provisions are facially valid, courts in other jurisdictions may find such provisions to be unenforceable. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

General Risks

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, especially now that we are no longer an “emerging growth company.”

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will continue to result in costs to us and could have a negative effect on our business, financial condition, and results of operations. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations that impose various requirements on public companies. As a result, we are required to devote significant management effort and incur additional expenses, which include higher legal fees, accounting and related fees, and fees associated with investor relations activities, among others, to ensure compliance with the various reporting requirements. These requirements may also place a strain on our systems and processes. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff, and provide additional management oversight. We have been and will be continuing to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to us as a public company. Sustaining compliance with regulatory and reporting requirements as a public company also requires us to commit additional management, operational, and financial resources to maintain appropriate operational and financial systems to adequately support such compliance, including identifying new professionals to join our company as appropriate. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of being a public company or the timing of such costs.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot guarantee that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles (“U.S. GAAP”), are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and financial condition and could affect the reporting of transactions already completed before the announcement of a change.

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

Our Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”), along with our information security, engineering, and legal functions, help identify, assess, and manage the Company’s cybersecurity threats and risks. They work to identify and assess risks from cybersecurity threats by monitoring and evaluating the threat environment using various methods including manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, conducting audits and threat assessments, conducting vulnerability assessments, and external threat intelligence.

Depending on the environment, system, and data, we implement and maintain certain technical and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response procedures, vulnerability management process, disaster recovery/business continuity plans, encryption, network security controls, user access controls including multifactor authentication and role-based access, data segregation, asset management, systems monitoring, vendor risk management program, employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.

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

Governance

Our board of directors oversees the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of our board of directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Technology Officer (“CTO”), CISO, and CIO, who have decades of experience in cybersecurity and information technology. Our CTO has extensive experience in computer science, our CISO has extensive experience in computer security and enterprise data, and our CIO has extensive experience in information technology.

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

The audit committee receives periodic reports from the CTO and/or CISO concerning the company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries, or presentations related to the Company’s cybersecurity threats, risk, and mitigation. The audit committee will keep the full board of directors apprised of the company’s cybersecurity risk processes and significant developments related to cybersecurity.

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

Holders of Record

As of January 31, 2026, we had 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares: (i) the cumulative total stockholder return on our common stock from January 31, 2021 through January 31, 2026; with (ii) the cumulative total return of the Standard & Poor (“S&P”) 500 Index and the S&P Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on January 31, 2021 and the reinvestment of dividends. The graph uses the closing market price on January 31, 2021 of $48.73 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
1/31/2021
4/30/2021
7/31/2021
10/31/2021
1/31/2022
4/30/2022
7/31/2022
10/31/2022
1/31/2023
4/30/2023
7/31/2023
10/31/2023
1/31/2024
4/30/2024
7/31/2024
10/31/2024
1/31/2025
4/30/2025
7/31/2025
10/31/2025
1/31/2026
PD
S&P 500
S&P Software & Services Select Industry Index

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended January 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
November 1 - 30, 2025	2,185,725	$14.64	2,185,725	$130,112
December 1 - 31, 2025	2,788,863	$12.62	2,788,863	$94,903
January 1 - 31, 2026	2,744,460	$11.58	2,744,460	$63,119
Total	7,719,048		7,719,048

(1) In March 2025, our Board of Directors authorized a stock repurchase program of up to $150.0 million of our common stock., which was subsequently increased to $200.0 million in August 2025. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. The share repurchase program is expected to continue through March 2027, unless extended or shortened by the Board of Directors. See Note 11. Common Stock and Stockholders’ Equity elsewhere this Annual Report on Form 10-K for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions due to those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31.

In this section, we discuss the results of our operations for the year ended January 31, 2026 compared to the year ended January 31, 2025. For a discussion of the year ended January 31, 2025 compared to the year ended January 31, 2024, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2025.

Overview

PagerDuty, Inc. transforms critical work for modern business by building operational resilience, reducing risk, improving customer experience, and driving operational efficiency across digital operations. As a global leader in digital operations management since 2009, PagerDuty helps enterprises manage the complex web of infrastructure, applications, and systems that power today's digital experiences. The PagerDuty Operations Cloud sits at the center of the enterprise technology stack as a system of intelligence and action, ingesting signals from over 700 integrations—including monitoring, observability, security, customer service, and development tools—to orchestrate the right response across people, machines, and software.

Built for the modern era of artificial intelligence (“AI”), PagerDuty empowers customers to maximize the value of their AI investments through agentic workflows, AI-powered automation, and intelligent orchestration that accelerates incident detection and resolution while enabling teams to focus on innovation rather than firefighting.

In today's environment, every business is fundamentally a digital business. Whether in retail, financial services, healthcare, telecommunications, or supply chain logistics, modern commerce depends on increasingly complex networks of digital infrastructure, cloud services, applications, and distributed teams that operate in an always-on world. This complexity continues to accelerate as organizations adopt AI-driven systems and integrate artificial intelligence across their operations.

Customer expectations have never been higher. Incidents are measured not just in lost revenue but in damaged brand reputation and customer trust. Organizations face mounting pressure to deliver always-on digital experiences, resolve issues proactively before customers are impacted, and innovate rapidly without proportionally increasing operational costs or headcount. The ability to anticipate, orchestrate, and resolve time-sensitive, critical, and unplanned work before it escalates has become a strategic imperative and competitive differentiator.

Since our founding in 2009, PagerDuty has evolved from a single product focused on on-call management for developers into a comprehensive, multi-product operations cloud that spans the entire enterprise. Today, our platform breaks down organizational silos across development, IT operations, security, customer service, and business operations, reaching technical practitioners and executive stakeholders alike.

Over more than a decade, we have built one of the industry's most comprehensive integration ecosystems, with over 700 direct integrations spanning monitoring tools, cloud platforms, collaboration systems, ITSM solutions, and business applications. We also support the Model Context Protocol (“MCP”), enabling seamless integration with AI agents and large language model-powered tools to extend our platform's capabilities into emerging AI workflows. This deep integration fabric allows our customers to gather and correlate digital signals from across their entire technology stack – both modern cloud-native and legacy systems – without the friction of context switching or manual data aggregation.

These same integrations enable powerful workflow automation, connecting technical operations with popular collaboration tools and business applications to drive coordinated responses and accelerate resolution. Our open platform approach and extensive partner ecosystem have become a strategic moat, making PagerDuty increasingly embedded and essential within our customers' operations.

We generate revenue primarily from cloud-hosted software subscriptions, with additional revenue from term-license arrangements. Our land-and-expand business model drives viral adoption and natural expansion as teams experience value and extend PagerDuty to new users, use cases, and products. During the current fiscal year, we took initial steps to provide customers with more flexible pricing options, including usage-based pricing models that enable customers to seamlessly scale between human responders, agents, and automated solutions, better aligning customer investments to business outcomes rather than headcount and licenses, and supporting our transition from traditional single-year seat-based licensing to multiyear platform usage agreements.

While the PagerDuty platform serves organizations of all sizes, we have strategically focused our go-to-market investments, including our enterprise field sales organization, on serving enterprise customers where we see the greatest opportunity for platform adoption and expansion. Today, nearly half of the Fortune 500, half of the Forbes AI 50, and approximately two-thirds of the Fortune 100 rely on PagerDuty as mission-critical infrastructure. Our enterprise customers represent the majority of our revenue and demonstrate strong retention and expansion characteristics.

As of January 31, 2026, we had 15,351 paying customers globally, ranging from the most disruptive startups to established Fortune 100 companies across every industry including software and technology, financial services, telecommunications, retail, travel and hospitality, and media and entertainment. Our customers use our products across a broad range of use cases such as engineering, IT operations, security, and customer service. Of these customers, 861 customers contribute annual recurring revenue (“ARR”) in excess of $100.0 thousand, and 79 customers contribute ARR in excess of $1.0 million. We define ARR as the annualized recurring revenue of all active contracts at the end of a reporting period. We define a customer as a separate legal entity, such as a company or an educational or government institution, that has an active subscription with us or one of our partners to access our platform. In situations where an organization has multiple subsidiaries or divisions, we treat the parent entity as the customer instead of treating each subsidiary or division as a separate customer. Our 10 largest customers represented approximately 2% of our revenue for the fiscal year ended January 31, 2026, and no single customer represented more than 10% of our revenue in the same period, highlighting the breadth of our customer base. We serve a vital role in our customers’ digital operations and grow with them as their needs expand. As such, we have developed a loyal customer base, with total ARR churn representing less than 10% of beginning ARR for the fiscal year ended January 31, 2026. Our ARR churn rate represents lost revenue from customers that were no longer contributing revenue at the end of the current period but did contribute revenue in the equivalent prior year period. We generally bill monthly subscriptions on a monthly basis and subscriptions with terms of greater than one year annually in advance.

We expand within our existing customer base by adding more users, creating additional use cases, and upselling higher priced packages and additional products. Once our platform is deployed, we typically see increased expansion within our customer base. Our dollar-based net retention rate was 98% for the fiscal year ended January 31, 2026.

We have an efficient operating model, which comes from a combination of our cloud-native architecture, optimal utilization of our third-party hosting providers, and prudent approach to headcount expansion. This has allowed us to achieve profitability and a gross margin of 84.9% for the fiscal year ended January 31, 2026. This has allowed us the flexibility to invest more in our platform and go-to-market function while maintaining strong operating leverage on our path to profitability.

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

Key Factors Affecting Our Performance

Attracting New Customers

Sustaining our growth requires continued adoption of our platform by new customers. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our financial performance will depend in large part on the overall demand for our platform, particularly demand from enterprise customers, and our ability to meet the evolving needs of our customers. As of January 31, 2026, we had 15,351 paying customers spanning organizations of a broad range of sizes and industries, compared to 15,114 as of January 31, 2025.

Expanding Within our Customer Base

The majority of our revenue is generated from our existing customer base. Often, our customers expand the deployment of our platform across large teams and more broadly within the enterprise as they realize the benefits of our platform. We believe that our land-and-expand business model allows us to efficiently increase revenue from our existing customer base. Further, we will continue to invest in enhancing awareness of our brand, creating additional use cases, and developing more products, features, and functionality, which we believe are important factors to achieve widespread adoption of our platform.

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

Continued Investment in Growth

We plan to continue investing in our business so we can capitalize on our market opportunity. We are focusing our field sales resources to target expansion within our enterprise customers and to attract new customers. We expect to continue to make focused investments in marketing to drive brand awareness and enhance the effectiveness of our self-service, low friction customer acquisition model. We continue to make investments in headcount, tools, and technology so our research and development team can continue to develop new and improved products, features, and functionality. Although these investments may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth.

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

Our key metrics include the results of Jeli, Inc. (“Jeli”), to the extent applicable, beginning on the acquisition date of November 15, 2023.

Annual Recurring Revenue (“ARR”)

We believe ARR is a key metric to measure our business performance because it is an indication of our ability to maintain and expand our relationships with existing customers and generate new business. We define ARR as the annualized recurring revenue of all active contracts at the end of a reporting period.

ARR was as follows as of the dates indicated (in millions):

	As of January 31
	2026	2025
ARR	$498.7	$493.8

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

	January 31,
	2026	2025	2024
Customers	15,351	15,114	15,039
Customers greater than $100.0 thousand in ARR	861	849	804

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

	Last 12 months ended January 31,
	2026	2025	2024
Dollar-based net retention rate	98%	106%	107%

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Year ended January 31,
	2026		2025
Revenue	$492,546	100.0%	$467,499	100.0%
Cost of revenue(1)	74,142	15.1%	79,665	17.0%
Gross profit	418,404	84.9%	387,834	83.0%

Operating expenses:
Research and development(1)	126,937	25.8%	141,489	30.3%
Sales and marketing(1)	184,040	37.4%	201,821	43.2%
General and administrative(1)	101,587	20.6%	104,296	22.3%
Total operating expenses	412,564	83.8%	447,606	95.7%
Income (loss) from operations	5,840	1.2%	(59,772)	(12.8)%

Interest income	22,693	4.6%	27,492	5.9%
Interest expense	(8,857)	(1.8)%	(9,258)	(2.0)%
Other income (expense), net	489	0.1%	(215)	—%
Income (loss) before (benefit from) provision for income taxes	20,165	4.1%	(41,753)	(8.9)%
(Benefit from) provision for income taxes	(152,544)	(31.0)%	1,783	0.4%
Net income (loss)	$172,709	35.1%	$(43,536)	(9.3)%
Net loss attributable to redeemable non-controlling interest	(664)	(0.1)%	(801)	(0.2)%
Net income (loss) attributable to PagerDuty, Inc.	$173,373	35.2%	$(42,735)	(9.1)%
Less: Adjustment attributable to redeemable non-controlling interest	(481)	(0.1)%	11,725	2.5%
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$173,854	35.3%	$(54,460)	(11.6)%
______________
Note: Certain figures may not sum due to rounding.

(1) Includes stock-based compensation expense as follows (in thousands):

	Year ended January 31,
	2026	2025
Cost of revenue	$4,283	$5,984
Research and development	36,345	44,691
Sales and marketing	22,420	31,185
General and administrative	34,756	44,350
Total	$97,804	$126,210

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

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2026	2025	$	%
Revenue	$492,546	$467,499	$25,047	5%

Revenue increased primarily due to growth from existing customers, which was driven by an increase in the number of users and upsell of additional products and services.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of expenses related to providing our platform to customers, including personnel expenses for operations and global support, payments to our third-party cloud infrastructure providers for hosting our software, payment processing fees, amortization of capitalized software costs, amortization of acquired developed technology and intangible assets, and allocated overhead costs for facilities, information technology, and other allocated overhead costs. We will continue to invest additional resources in our platform infrastructure and our customer support and success organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenue in the future.

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2026	2025	$	%
Cost of revenue	$74,142	$79,665	$(5,523)	(7)%
Gross margin	84.9%	83.0%

Cost of revenue decreased primarily due to: (i) a decrease of $6.4 million in amortization of acquired intangible assets; and (ii) a decrease of $3.1 million in outside services spend for the customer service team; offset by (iii) an increase of $1.9 million in hosting, software, and telecom costs; and (iv) an increase of $0.9 million in costs to support the business and related infrastructure, which include allocated overhead costs; (v) an increase of $0.7 million in personnel costs, primarily as a result of an increase in headcount for cost of revenue employees; and (vi) an increase of $0.5 million for amortization of capitalized software costs.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$126,937	$141,489	$(14,552)	(10.3)%
Sales and marketing	184,040	201,821	(17,781)	(8.8)%
General and administrative	101,587	104,296	(2,709)	(2.6)%
Total operating expenses	$412,564	$447,606	$(35,042)	(7.8)%

Research and development: Research and development expenses consist primarily of personnel costs for our engineering, product, and design teams. Additionally, research and development expenses include outside services, depreciation of equipment used in research and development activities, acquisition-related expenses, impairment of capitalized software costs, and allocated overhead costs. We expect that our recurring research and development expenses will increase in dollar value as our business grows.

The decrease in research and development was primarily driven by: (i) a decrease of $15.9 million in personnel costs as a result of a decrease in headcount for research and development employees and decreased costs related to stock-based compensation; and (ii) a decrease of $0.8 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iii) a net increase of $1.1 million in other expenses, primarily due to impairment of capitalized software of $1.2 million; and (iv) an increase of $0.7 million in outside consulting services.

Sales and marketing: Sales and marketing expenses consist primarily of personnel costs, costs of outside services, costs of general marketing and promotional activities, training and travel-related expenses, amortization of acquired intangible assets, allocated overhead costs, and credit loss expense. Sales commissions earned by our sales force that are considered incremental and recoverable costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be four years. We expect that our recurring sales and marketing expenses will generally increase in dollar value and continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts.

The decrease in sales and marketing was primarily driven by: (i) a decrease of $9.9 million in personnel costs as a result of a decrease in headcount for sales and marketing employees and decreased costs related to stock-based compensation; (ii) a decrease of $8.1 million in outside consulting services; (iii) a decrease of $2.8 million in training and travel-related costs; offset by (iv) an increase of $2.0 million in marketing costs for media campaigns in the current year; and (v) an increase of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs.

General and administrative: General and administrative expenses consist primarily of personnel costs, training and travel-related costs, and outside services fees for finance, legal, human resources, information technology, and other administrative functions. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, acquisition-related expenses, and allocated overhead costs. We expect that our recurring general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue over the longer term, as we expect our investments to allow for improved efficiency for future growth in the business.

The decrease in general and administrative was driven by: (i) a decrease of $6.9 million related to personnel costs primarily driven by decreased costs related to stock-based compensation; (ii) a decrease of $0.5 million in training and travel-related costs; (iii) a decrease of $0.1 million in insurance, business taxes and licenses; offset by (iv) an increase of $3.3 million in outside consulting services; and (v) an increase of $1.7 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Income (Expense)

The following table sets forth our non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Year ended January 31,		Change
	2026	2025	$	%
Interest income	$22,693	$27,492	$(4,799)	(17.5)%
Interest expense	$(8,857)	$(9,258)	$401	(4.3)%
Other income (expense), net	$489	$(215)	$704	(327.4)%
(Benefit from) provision for income taxes	$(152,544)	$1,783	$(154,327)	(8,655.5)%

Interest income: Interest income consists of accretion income and amortization expense on our available-for-sale investments, income earned on our cash and cash equivalents, and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.

Interest income decreased primarily due to a decrease in interest rates year-over-year.

Interest expense: Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs on our 1.25% Convertible senior notes due 2025 (the “2025 Notes”) that were repaid during the year ended January 31, 2026 and the contractual interest expense and amortization of debt issuance costs on our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) that were issued in October 2023.

Interest expense decreased primarily due to a decrease in interest expense related to our convertible notes, driven by the repayment of the 2025 Notes during the year ended January 31, 2026.

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

The change in (benefit from) provision for income taxes is primarily attributable to the release of the valuation allowance against U.S. federal and certain state deferred tax assets. The (benefit from) provision for income taxes may fluctuate to the extent the mix of earnings fluctuates between jurisdictions with different tax rates.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence in the various jurisdictions in which we operate related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. For the period ended January 31, 2026, we achieved cumulative U.S. income measured as pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, we concluded that it is more likely than not that our U.S. federal and certain state deferred tax assets will be realizable which resulted in an income tax benefit of $169.2 million. We continue to maintain a valuation allowance of $0.8 million against other non-material state deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the more likely than not realization criteria.

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

Restructuring costs: PagerDuty views restructuring costs, such as employee severance-related costs, as events that are not necessarily reflective of operational performance during a period. In particular, PagerDuty believes the consideration of measures that exclude such expenses can assist in the comparison of operational performance in different periods which may or may not include such expenses.

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

Income tax effects and adjustments: For fiscal 2026, PagerDuty used a projected non-GAAP tax rate of 22%. PagerDuty uses a projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the impact of non-recurring and period specific items, which can vary in size and frequency. PagerDuty's estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that PagerDuty believes materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events.

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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Gross profit	$418,404	$387,834	$352,867
Add:
Stock-based compensation	4,283	5,984	7,586
Employer taxes related to employee stock transactions	125	162	199
Amortization of acquired intangible assets	2,700	9,075	8,614
Restructuring costs	292	(2)	137
Non-GAAP gross profit	$425,804	$403,053	$369,403

Revenue	$492,546	$467,499	$430,699
Gross margin	84.9%	83.0%	81.9%
Non-GAAP gross margin	86.4%	86.2%	85.8%

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as income (loss) from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, acquisition-related expenses, amortization of acquired intangible assets, restructuring costs, shareholder matters, and impairment of long-lived assets, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Income (loss) from operations	$5,840	$(59,772)	$(96,246)
Add:
Stock-based compensation	97,804	126,210	127,152
Employer taxes related to employee stock transactions	2,314	2,796	3,498
Acquisition-related expenses	286	977	1,800
Amortization of acquired intangible assets	5,220	11,750	11,510
Restructuring costs(1)	5,990	742	194
Shareholder matters	2,470	—	—
Impairment of long-lived assets(1)	1,213	—	8,483
Non-GAAP operating income	$121,137	$82,703	$56,391

Revenue	$492,546	$467,499	$430,699
Operating margin	1.2%	(12.8)%	(22.3)%
Non-GAAP operating margin	24.6%	17.7%	13.1%

(1) Certain reclassifications of prior period amounts have been made to conform to current period presentation. We have reclassified a portion of restructuring costs to the impairment of long-lived assets line item in the relevant non-GAAP reconciliations. The reclassification has no effect on the reported non-GAAP operating income.

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net income (loss) attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, restructuring costs, shareholder matters, impairment of long-lived assets, gain on extinguishment of convertible senior notes, adjustment attributable to redeemable non-controlling interest, and income tax effects and adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$173,854	$(54,460)	$(81,757)
Add:
Stock-based compensation	97,804	126,210	127,152
Employer taxes related to employee stock transactions	2,314	2,796	3,498
Amortization of debt issuance costs	2,518	2,629	2,078
Amortization of acquired intangible assets	5,220	11,750	11,510
Acquisition-related expenses	286	977	1,800
Restructuring costs(1)	5,990	742	194
Shareholder matters	2,470	—	—
Impairment of long-lived assets(1)	1,213	—	8,483
Gain on extinguishment of convertible senior notes	—	—	(3,699)
Adjustment attributable to redeemable non-controlling interest	(481)	11,725	6,568
Income tax effects and adjustments	(182,897)	(21,989)	(3,273)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$108,291	$80,380	$72,554

(1) Certain reclassifications of prior period amounts have been made to conform to current period presentation. We have reclassified a portion of restructuring costs to the impairment of long-lived assets line item in the relevant non-GAAP reconciliations. The reclassification has no effect on the reported non-GAAP net income attributable to PagerDuty, Inc. common stockholders.

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Net cash provided by operating activities	$114,857	$117,891	$71,974
Purchases of property and equipment	(2,941)	(2,791)	(2,164)
Capitalization of software costs	(9,233)	(6,686)	(5,384)
Free cash flow	$102,683	$108,414	$64,426
Net cash used in investing activities	$(18,277)	$(19,968)	$(30,525)
Net cash (used in) provided by financing activities	$(206,423)	$(116,138)	$51,600

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of January 31, 2026, our principal sources of liquidity were cash and cash equivalents and investments totaling $469.8 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

Debt and Financing Arrangements

Refer to Note 8. Debt and Financing Arrangements, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for discussion of our debt arrangements, including the timing of expected maturity of such arrangements. The $57.5 million principal of our 2025 Notes was repaid by us in cash at maturity during the year ended January 31, 2026.

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2026, we had deferred revenue of $248.9 million, of which $246.5 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Program

In March 2025, we announced that our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. In August 2025, our Board of Directors approved an additional $50.0 million under the 2025 Share Repurchase Program, thus allowing for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200.0 million. No other changes were made to the program. The 2025 Share Repurchase Program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. As of January 31, 2026, we had repurchased 10,073,731 shares under the 2025 Share Repurchase Program and subsequently retired 9,710,463 of those shares. The cost of the remaining 363,268 shares is recorded as treasury stock in the consolidated balance sheets. As of January 31, 2026, $63.1 million of the total amount authorized to be repurchased remained available.

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

Future Contractual Obligations

Our estimated future obligations as of January 31, 2026 include both current and long-term obligations. Our debt obligations total $395.7 million, all of which is long-term. Additionally, we had $1.0 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $5.0 million and a long-term obligation of $12.6 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of January 31, 2026, not including any future optional renewal periods. Additionally, as of January 31, 2026, we had non-cancellable purchase commitments with certain service providers totaling approximately $44.4 million. Refer to Note 9. Commitments and Contingencies for additional information regarding our purchase commitments.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the year ended January 31, 2025, decreasing our total cash balance by $0.1 million, and an immaterial effect on cash in the year ended January 31, 2026.

Cash Flow Information

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025
Net cash provided by operating activities	$114,857	$117,891
Net cash used in investing activities	(18,277)	(19,968)
Net cash used in financing activities	(206,423)	(116,138)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(4)	(124)
Net change in cash, cash equivalents, and restricted cash	$(109,847)	$(18,339)

Operating Activities

Net cash provided by operating activities decreased, primarily due to decreases related to adjustments to reconcile net income (loss) to net cash provided by operating activities, such as stock-based compensation, depreciation and amortization, and deferred income taxes, as well as decreases related to regular operating activity in operating assets and liabilities, offset by improvements in our operating performance due to the 5% increase in revenue coupled with the 8% decrease in operating expenses. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities decreased, primarily due to a decrease in purchases of available-for-sale investments of $19.1 million offset by a decrease in proceeds from maturities of available-for-sale investments of $12.4 million and an increase in capitalized software costs of $2.5 million.

Financing Activities

Net cash used in financing activities increased, primarily as a result of an increase in repurchases of common stock and the repayment of our 2025 Notes during the year ended January 31, 2026.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 9. Commitments and Contingencies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of our indemnification agreements.

Letters of Credit

We had $1.0 million of irrevocable standby letters of credit outstanding as of January 31, 2026. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

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

Income Taxes

We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets, taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits/shortfalls related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of our projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future taxable income and our ability to utilize deferred tax attributes considering all available information.

For the period ended January 31, 2026, we had U.S. pre-tax book income and we also demonstrated sustained profitability in the form of U.S. pre-tax book income adjusted for permanent book-to-tax differences. Our taxable income for the annual period resulted in the utilization of a portion of our tax attributes that we generated in prior years. This resulted in a net reduction to our U.S. federal and state net deferred tax assets. This evidence is both objective and verifiable and provides strong positive evidence as to our ability to realize our U.S. deferred tax assets. After considering all available positive and negative evidence, including that which is objective and verifiable positive evidence, as well as our anticipated future earnings, we concluded it is more-likely-than-not that our U.S. federal and state deferred tax assets will be realizable.

We account for uncertainty in tax positions by recognizing a tax benefit from uncertain tax positions when it is more-likely-than-not that the position will be sustained upon examination. The tax benefits recognized in the financial statements from such uncertain tax positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial position, results of operations, and cash flows.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of January 31, 2026, we had cash, cash equivalents, and investments totaling $469.8 million, invested in money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities. Our cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our investments classified as available-for-sale investments, including those with stated maturities beyond 12 months, are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. In addition, we may sell these investments at any time for use in its current operations or for other purposes, even prior to maturity. As of January 31, 2026, our available-for-sale investments are recorded as current on our consolidated balance sheets.

As of January 31, 2026, we had $402.5 million aggregate principal outstanding of 2028 Notes. The 2028 Notes have a fixed annual interest rate of 1.50%. Accordingly, we do not have economic interest rate exposure on the 2028 Notes. However, the fair market value of the 2028 Notes is exposed to interest rate risk. Generally, the fair market value of the fixed interest rate of the 2028 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the 2028 Notes fluctuates when the market price of our common stock fluctuates. The fair market value was determined based on the quoted mid price, which is the average of the bid and ask price, of the 2028 Notes in an over-the-counter market on the last trading day of the reporting period. Refer to Note 5. Fair Value Measurements in the notes to our consolidated financial statements included elsewhere in this Form 10-K for more information.

Changes in interest rates impact the fair value of marketable debt securities. As of January 31, 2026, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency and the functional currency for the large majority of our foreign operations is the U.S. dollar, except for one subsidiary for which the local currency is the functional currency. Primarily all of our sales are denominated in U.S. dollars, and therefore substantially all of our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, the United Kingdom, Australia, Switzerland, Japan, Chile, and Portugal. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PagerDuty, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of PagerDuty, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Revenue recognition – cloud-hosted software subscription fees

As described in Note 2 to the consolidated financial statements, the Company generates revenue primarily from cloud-hosted software subscription fees. Revenue related to the Company’s cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that the Company’s platform is made available to a customer. Revenue related to the cloud-hosted software subscription fees is a significant portion of the Company’s total revenue of $492.5 million for the year ended January 31, 2026.

The principal consideration for our determination that performing procedures relating to cloud-hosted software subscription fees revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over recording cloud-hosted software subscription fees ratably over the contractual term. These procedures also included, among others (i) for a sample of revenue transactions, a) testing management’s identification and evaluation of terms and conditions by examining customer contracts, and b) testing the revenue recognized by obtaining and inspecting source documents such as customer order forms, master service agreements, invoices, proof of delivery, and cash receipts, and recalculating revenue recognized, (ii) testing a sample of credit memos and evaluating the impact on revenue recognized, and (iii) confirming a sample of outstanding customer invoice balances as of January 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as customer order forms, master service agreements, invoices, proof of delivery, and subsequent cash receipts.

/s/	PricewaterhouseCoopers LLP
San Francisco, California
March 12, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PagerDuty, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of PagerDuty, Inc. (the Company) for the year ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/	Ernst & Young LLP
We served as the Company’s auditor from 2015 to 2024.
San Francisco, California
March 15, 2024

PAGERDUTY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31, 2026	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$237,402	$346,460
Investments	232,436	224,366
Accounts receivable, net of allowance for credit losses of $1,175 and $1,103	108,430	107,350
Deferred contract costs, current	18,401	19,787
Prepaid expenses and other current assets	15,570	13,757
Total current assets	612,239	711,720
Property and equipment, net	29,192	21,335
Deferred contract costs, non-current	25,010	25,279
Lease right-of-use assets	12,509	6,806
Goodwill	137,401	137,401
Intangible assets, net	15,645	20,865
Deferred tax assets	153,657	—
Other assets	4,862	3,860
Total assets	$990,515	$927,266

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$6,718	$7,329
Accrued expenses and other current liabilities	19,868	20,322
Accrued compensation	25,856	37,505
Deferred revenue, current	246,451	243,269
Lease liabilities, current	5,000	3,307
Convertible senior notes, net, current	—	57,426
Total current liabilities	303,893	369,158
Convertible senior notes, net, non-current	395,729	393,282
Deferred revenue, non-current	2,483	2,483
Lease liabilities, non-current	12,598	9,637
Other liabilities	5,147	4,661
Total liabilities	719,850	779,221

Commitments and contingencies (Note 9)
Redeemable non-controlling interest (Note 3)	17,072	18,217

Stockholders' equity
Common stock	—	—
Additional paid-in-capital	679,410	725,483
Accumulated other comprehensive loss	(183)	(485)
Accumulated deficit	(421,797)	(595,170)
Treasury Stock	(3,837)	—
Total stockholders’ equity	253,593	129,828
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$990,515	$927,266

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended January 31,
	2026	2025	2024
Revenue	$492,546	$467,499	$430,699
Cost of revenue	74,142	79,665	77,832
Gross profit	418,404	387,834	352,867

Operating expenses:
Research and development	126,937	141,489	139,769
Sales and marketing	184,040	201,821	196,769
General and administrative	101,587	104,296	112,575
Total operating expenses	412,564	447,606	449,113
Income (loss) from operations	5,840	(59,772)	(96,246)

Interest income	22,693	27,492	22,101
Interest expense	(8,857)	(9,258)	(6,500)
Gain on partial extinguishment of convertible senior notes	—	—	3,699
Other income (expense), net	489	(215)	(433)
Income (loss) before (benefit from) provision for income taxes	20,165	(41,753)	(77,379)
(Benefit from) provision for income taxes	(152,544)	1,783	(12)
Net income (loss)	$172,709	$(43,536)	$(77,367)
Net loss attributable to redeemable non-controlling interest	(664)	(801)	(2,178)
Net income (loss) attributable to PagerDuty, Inc.	$173,373	$(42,735)	$(75,189)
Less: Adjustment attributable to redeemable non-controlling interest	(481)	11,725	6,568
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$173,854	$(54,460)	$(81,757)

Weighted average shares used in calculating net income (loss) per share:
Basic	91,212	92,000	92,341
Diluted	92,995	92,000	92,341
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders:
Basic	$1.91	$(0.59)	$(0.89)
Diluted	$1.87	$(0.59)	$(0.89)

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended January 31,
	2026	2025	2024
Net income (loss)	$172,709	$(43,536)	$(77,367)
Unrealized gain on investments	254	167	1,341
Foreign currency translation adjustments, net of tax	48	81	(482)
Total comprehensive income (loss), net of tax	$173,011	$(43,288)	$(76,508)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(664)	(801)	(2,178)
Foreign currency translation adjustments attributable to redeemable non-controlling interest	—	—	14
Comprehensive loss attributable to redeemable non-controlling interest	(664)	(801)	(2,164)
Comprehensive income (loss) attributable to PagerDuty, Inc.	$173,675	$(42,487)	$(74,344)

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2023	91,178,671	$—	$719,816	$(1,592)	$(477,246)	—	$—	$240,978
Issuance of common stock upon exercise of stock options	1,160,809	—	9,435	—	—	—	—	9,435
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	2,192,556	—	(32,400)	—	—	—	—	(32,400)
Fair value of replacement stock options attributable to pre-combination service related to business combination	—	—	494	—	—	—	—	494
Issuance of common stock in connection with employee stock purchase plan	536,151	—	10,294	—	—	—	—	10,294
Purchases of capped calls related to convertible senior notes	—	—	(55,102)	—	—	—	—	(55,102)
Repurchases of common stock	—	—	—	—	—	(2,331,002)	(50,000)	(50,000)
Other comprehensive income	—	—	—	859	—	—	—	859
Stock-based compensation	—	—	128,799	—	—	—	—	128,799
Adjustment to redeemable non-controlling interest	—	—	(6,568)	—	—	—	—	(6,568)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(75,189)	—	—	(75,189)
Balance as of January 31, 2024	95,068,187	$—	$774,768	$(733)	$(552,435)	(2,331,002)	$(50,000)	$171,600
Issuance of common stock upon exercise of stock options	620,106	—	4,339	—	—	—	—	4,339
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	2,445,924	—	(28,961)	—	—	—	—	(28,961)
Issuance of common stock in connection with employee stock purchase plan	502,460	—	8,991	—	—	—	—	8,991
Repurchases of common stock	—	—	—	—	—	(5,223,071)	(100,104)	(100,104)
Retirement of treasury stock	(7,554,073)	—	(150,104)	—	—	7,554,073	150,104	—
Excise tax on repurchases of common stock	—	—	(300)	—	—	—	—	(300)
Other comprehensive income	—	—	—	248	—	—	—	248
Stock-based compensation	—	—	128,475	—	—	—	—	128,475
Adjustment to redeemable non-controlling interest	—	—	(11,725)	—	—	—	—	(11,725)
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(42,735)	—	—	(42,735)
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	—	$—	$129,828
Issuance of common stock upon exercise of stock options	495,254	—	3,956	—	—	—	—	3,956
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	2,524,292	—	(24,846)	—	—	—	—	(24,846)
Issuance of common stock in connection with employee stock purchase plan	587,795	—	6,883	—	—	—	—	6,883
Repurchases of common stock	—	—	—	—	—	(10,073,731)	(137,082)	(137,082)
Retirement of treasury stock	(9,710,463)	—	(133,245)	—	—	9,710,463	133,245	—
Excise tax on repurchases of common stock	—	—	(810)	—	—	—	—	(810)
Other comprehensive income	—	—	—	302	—	—	—	302
Stock-based compensation	—	—	101,508	—	—	—	—	101,508
Adjustment to redeemable non-controlling interest	—	—	481	—	—	—	—	481
Net income attributable to PagerDuty, Inc.	—	—	—	—	173,373	—	—	173,373
Balance as of January 31, 2026	84,979,482	$—	$679,410	$(183)	$(421,797)	(363,268)	$(3,837)	$253,593
See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$173,854	$(54,460)	$(81,757)
Net loss and adjustment attributable to non-controlling interest	(1,145)	10,924	4,390
Net income (loss)	172,709	(43,536)	(77,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,122	20,603	20,153
Amortization of deferred contract costs	22,317	22,008	20,568
Amortization of debt issuance costs	2,518	2,629	2,078
Gain on extinguishment of convertible senior notes	—	—	(3,699)
Stock-based compensation	97,804	126,210	127,152
Impairment of long-lived assets	1,213	—	8,368
Non-cash lease expense	2,299	3,053	4,439
Deferred income taxes	(153,517)	(92)	(458)
Other	(1,799)	(4,461)	(3,223)
Changes in operating assets and liabilities:
Accounts receivable	(2,137)	(8,042)	(10,662)
Deferred contract costs	(20,697)	(22,459)	(18,799)
Prepaid expenses and other assets	(2,753)	(1,930)	—
Accounts payable	(704)	1,140	(1,453)
Accrued expenses and other liabilities	(3,474)	4,276	4,603
Accrued compensation	(12,183)	6,912	(11,825)
Deferred revenue	3,251	17,695	18,073
Lease liabilities	(3,112)	(6,115)	(5,974)
Net cash provided by operating activities	114,857	117,891	71,974
Cash flows from investing activities:
Purchases of property and equipment	(2,941)	(2,791)	(2,164)
Capitalized software costs	(9,233)	(6,686)	(5,384)
Cash flows related to business combination	—	—	(24,071)
Purchases of available-for-sale investments	(195,640)	(214,714)	(216,970)
Proceeds from maturities of available-for-sale investments	189,539	201,986	218,264
Proceeds from sales of available-for-sale investments	1,248	2,237	—
Purchases of non-marketable equity investments	(1,250)	—	(200)
Net cash used in investing activities	(18,277)	(19,968)	(30,525)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	(403)	390,831
Purchases of capped calls related to convertible senior notes	—	—	(55,102)
Repurchases of convertible senior notes	—	—	(223,675)
Repayments of convertible senior notes	(57,500)	—	—
Investment from redeemable non-controlling interest holder	—	—	1,781
Repurchases of common stock	(134,916)	(100,104)	(50,000)
Proceeds from employee stock purchase plan	6,883	8,991	10,294
Proceeds from issuance of common stock upon exercise of stock options	3,956	4,339	9,871
Employee payroll taxes paid related to net share settlement of restricted stock units	(24,846)	(28,961)	(32,400)
Net cash (used in) provided by financing activities	(206,423)	(116,138)	51,600
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(4)	(124)	(401)
Net change in cash, cash equivalents, and restricted cash	(109,847)	(18,339)	92,648
Cash, cash equivalents, and restricted cash at beginning of year	348,328	366,667	274,019
Cash, cash equivalents, and restricted cash at end of year	$238,481	$348,328	$366,667

PAGERDUTY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$237,402	$346,460	$363,011
Restricted cash in other assets	1,079	1,868	3,656
Total cash, cash equivalents, and restricted cash	$238,481	$348,328	$366,667

Supplemental cash flow data:
Cash paid for interest	$6,397	$6,790	$2,971
Cash paid for taxes	$2,216	$813	$908
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$318	$251	$430
Issuance costs included in accrued expenses	$—	$—	$413
Stock-based compensation capitalized in internal use software	$4,089	$2,620	$1,647
Bonuses capitalized in internal use software	$549	$371	$255
Repurchases of common stock in transit	$2,166	$—	$—
Excise taxes on repurchases of common stock, accrued but not yet paid	$810	$300	$—

See accompanying notes to consolidated financial statements.

PAGERDUTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

PagerDuty, Inc. was incorporated under the laws of the state of Delaware in May 2010.

PagerDuty, Inc., together with its wholly-owned subsidiaries and subsidiaries in which PagerDuty, Inc. holds a controlling interest (collectively, the “Company”), provides a digital operations management platform that manages urgent and mission-critical work for a modern, digital business (the “PagerDuty Platform”). The PagerDuty Platform collects data and digital signals from virtually any software-enabled system or device and leverages advanced artificial intelligence and powerful machine learning to correlate, process, predict, and remediate incidents and opportunities in real time. This intelligence powers the Company’s core capabilities in incident management, bringing together the right people with the right context and recommended actions so they can resolve issues in minutes or seconds, from anywhere.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP” or “GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the results of PagerDuty, Inc., its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31. References to fiscal 2026 refer to the fiscal year ended January 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s most significant estimates and judgments involve the period of benefit for amortizing deferred contract costs, stock-based compensation, redemption value of redeemable non-controlling interests, estimates surrounding the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against deferred tax assets, and estimates related to the Company’s revenue recognition, such as the assessment of performance obligations in the Company’s revenue arrangements and the fair value assigned to each performance obligation, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Reclassification

Certain reclassifications of prior period amounts have been made in the Company’s consolidated statements of cash flows to conform to the current period presentation. The Company has reclassified the change in deferred tax liabilities from the accrued expenses and other liabilities line item to the deferred income taxes line item on the accompanying consolidated statements of cash flows. This reclassification had no effect on the reported net cash provided by operating activities.

Note 2. Summary of Significant Accounting Policies

Segment Information

The Company manages its operations and allocates resources as one operating and reportable segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net income (loss) is the Company’s primary measure of profit or loss. Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income (loss). Refer to Note 11. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, other expense, net, and (benefit from) provision for income taxes on the consolidated statements of operations. Refer to Note 14. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Revenue Recognition

The Company generates revenue primarily from cloud-hosted software subscription fees. The Company also generates revenue from term-license software subscription fees and professional services. Revenue recognized from professional services has historically been immaterial. Revenue is recognized when control of the license or service is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue is recognized net of taxes invoiced to customers, which are subsequently remitted to governmental authorities.

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

Activity related to the Company’s allowance for credit losses on accounts receivable was as follows (in thousands):

Balance as of January 31, 2024	$1,382
Charged to credit loss expense	1,071
Write-offs, net of recoveries	(1,350)
Balance as of January 31, 2025	$1,103
Charged to credit loss expense	1,027
Write-offs, net of recoveries	(955)
Balance as of January 31, 2026	$1,175

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

Activity related to the Company’s deferred contract costs was as follows (in thousands):

Balance as of January 31, 2023	$46,389
Additions to deferred contract costs	18,799
Amortization of deferred contract costs	(20,568)
Balance as of January 31, 2024	$44,620
Additions to deferred contract costs	22,454
Amortization of deferred contract costs	(22,008)
Balance as of January 31, 2025	$45,066
Additions to deferred contract costs	20,662
Amortization of deferred contract costs	(22,317)
Balance as of January 31, 2026	$43,411

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

No single customer accounted for more than 10% of the total accounts receivable balance as of January 31, 2026 or 2025. No single customer represented 10% or more of revenue for the fiscal years ended January 31, 2026, 2025, or 2024.

Cost of Revenue

Cost of revenue primarily consists of expenses related to providing the Company’s cloud-hosted software subscription to customers, including personnel expenses for operations and global support, payments to the Company’s third-party cloud infrastructure providers for hosting the Company’s software, payment processing fees, amortization of capitalized software costs, amortization of acquired developed technology and intangible assets, and allocated overhead costs for facilities, information technology, and other allocated overhead costs.

Foreign Currency Translation

The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, except for one subsidiary for which the local currency is the functional currency. When a consolidated entity’s functional currency is the local currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenue and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations in the period for which they relate. Realized foreign currency transaction gains and losses for the fiscal years ended January 31, 2026, 2025, and 2024 were not material.

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

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of January 31, 2026 and 2025, the Company had restricted cash of $1.1 million and $1.9 million, respectively, all of which was classified as non-current and included in other assets in the consolidated balance sheets.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. In the year ended January 31, 2026, transactions associated with related parties were not significant. In the years ended January 31, 2025, and 2024, the Company billed $4.0 million and $3.8 million, respectively, to entities associated with related parties and recognized revenue from related party transactions of $3.6 million and $3.3 million, respectively. Accounts receivable associated with related parties as of January 31, 2025 were not significant.

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

Research and Development Expense

Research and development expenses consist primarily of personnel costs for the Company’s engineering, product, and design teams. Additionally, research and development expenses include outside services, depreciation of equipment used in research and development activities, acquisition-related expenses, impairment of capitalized software costs, and allocated overhead costs. Research and development costs are expensed as incurred.

Capitalized Software Costs

The Company evaluates costs related to the development of its platform and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Capitalized software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recognized an impairment charge of $1.2 million on its capitalized software during the fiscal year ended January 31, 2026. No such impairment was recognized during the fiscal years ended January 31, 2025 and 2024.

Goodwill, Acquired Intangible Assets, and Impairment of Long-Lived Assets

Goodwill: Goodwill represents the excess purchase consideration of an acquired business over the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the fiscal years ended January 31, 2026, 2025, or 2024.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $10.7 million, $9.1 million, and $9.7 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

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

The Company recognizes income tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Accrued interest and penalties related to unrecognized tax benefits are recognized in the provision for (benefit from) income taxes in the consolidated statements of operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to PagerDuty, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to PagerDuty, Inc. common stockholders by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock-based awards as computed under the treasury stock method and convertible notes as computed under the if-converted method. Basic and diluted net income (loss) per share of common stock were the same for the fiscal years ended January 31, 2025 and 2024 as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information in a reporting entity’s income tax disclosures about the entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this ASU in the current year, and applied it prospectively herein. Refer to the disclosures in Note 13. Income Taxes for further details.

Recent Accounting Pronouncements Not Yet Adopted

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025
Balance at beginning of period	$18,217	$7,293
Net loss attributable to redeemable non-controlling interest	(664)	(801)
Adjustments to redeemable non-controlling interest	(481)	11,725
Balance at end of period	$17,072	$18,217

Note 4. Balance Sheet Components

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	January 31,
	2026	2025
Cash and cash equivalents:
Cash	$51,006	$47,523
Money market funds	185,205	298,937
Commercial paper	1,191	—
Total cash and cash equivalents	$237,402	$346,460
Available-for-sale investments:
U.S. Treasury securities	$60,429	$58,665
Commercial paper	2,218	7,446
Corporate debt securities	143,490	125,811
U.S. Government agency securities	26,299	32,444
Total available-for-sale investments	$232,436	$224,366

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the fiscal years ended January 31, 2026 and 2025.

	January 31, 2026
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$60,357	$72	$60,429
Commercial paper	2,218	—	2,218
Corporate debt securities	143,257	233	143,490
U.S. Government agency securities	26,283	16	26,299
Total available-for-sale investments	$232,115	$321	$232,436

	January 31, 2025
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$58,620	$45	$58,665
Commercial paper	7,446	—	7,446
Corporate debt securities	125,792	19	125,811
U.S. Government agency securities	32,441	3	32,444
Total available-for-sale investments	$224,299	$67	$224,366

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	January 31, 2026
	Amortized Cost	Fair Value
Due within one year	$142,032	$142,237
Due between one to five years	90,083	90,199
Total	$232,115	$232,436

	January 31, 2025
	Amortized Cost	Fair Value
Due within one year	$143,797	$143,944
Due between one to five years	80,502	80,422
Total	$224,299	$224,366

As of January 31, 2026, there were 43 available-for-sale securities in an unrealized loss position with an aggregate fair value of $64.6 million, none of which were in a continuous unrealized loss position for more than 12 months. As of January 31, 2025, there were 49 available-for-sale securities in an unrealized loss position with an aggregate fair value of $77.2 million, 1 of which was in a continuous unrealized loss position for more than 12 months. The total unrealized loss related to the 1 security was immaterial.

When evaluating investments for impairment, the Company reviews factors such as the extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that the Company will be required to sell, and the investment before recovery of the investment’s amortized cost. No impairment loss has been recorded on the securities included in the tables above, as the Company believes that any decrease in fair value of these securities is temporary and the Company expects to recover at least up to the initial cost of the investment for these securities. The Company has not recorded an allowance for credit losses, as the Company believes any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

Property and Equipment, Net

Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	January 31,
	2026	2025
Leasehold improvements	$8,641	$7,629
Computers and equipment	7,607	7,511
Furniture and fixtures	4,884	3,936
Capitalized software	40,593	27,934
Gross property and equipment (1)	61,725	47,010
Accumulated depreciation and amortization (2)	(32,533)	(25,675)
Property and equipment, net	$29,192	$21,335
______________
(1) Gross property and equipment includes construction-in-progress for leasehold improvements and capitalized software of $15.8 million and $9.0 million that had not yet been placed in service as of January 31, 2026 and 2025, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.
(2)During the year ended January 31, 2026, the Company recorded an impairment charge of $1.2 million related to capitalized software. The impairment charge was recorded in research and development on the consolidated statement of operations.

Depreciation and amortization expense was $7.7 million, $8.6 million, and $8.2 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

The Company capitalized $13.9 million, $9.7 million, and $7.3 million and amortized $5.5 million, $5.0 million, and $3.0 million related to capitalized software costs during the fiscal years ended January 31, 2026, 2025, and 2024, respectively. The net carrying value of capitalized software was $24.9 million and $17.7 million as of January 31, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates indicated (in thousands):

	January 31,
	2026	2025
Accrued professional fees	$3,251	$4,398
Accrued events	1,143	1,908
Accrued hosting and infrastructure	2,128	2,390
Accrued taxes	3,416	3,255
Accrued liabilities, other	9,930	8,371
Accrued expenses and other current liabilities	$19,868	$20,322

Accrued Compensation

Accrued compensation consisted of the following as of the dates indicated (in thousands):

	As of January 31,
	2026	2025
Accrued bonuses	$10,045	$11,207
Accrued paid time off	3,723	10,434
Accrued commissions	4,709	5,464
Accrued compensation, other	7,379	10,400
Accrued compensation	$25,856	$37,505

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$185,205	$—	$—	$185,205
U.S. Treasury securities	—	60,429	—	60,429
Commercial paper	—	3,409	—	3,409
Corporate debt securities	—	143,490	—	143,490
U.S. Government agency securities	—	26,299	—	26,299
Total	$185,205	$233,627	$—	$418,832
Included in cash equivalents				$186,396
Included in investments				$232,436

	As of January 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$298,937	$—	$—	$298,937
U.S. Treasury securities	—	58,665	—	58,665
Commercial paper	—	7,446	—	7,446
Corporate debt securities	—	125,811	—	125,811
U.S. Government agency securities	—	32,444	—	32,444
Total	$298,937	$224,366	$—	$523,303
Included in cash equivalents				$298,937
Included in investments				$224,366

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2026 and 2025, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of January 31, 2026, the estimated fair value of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $377.6 million. The fair values were determined based on the quoted price for the 2028 Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Intangible Assets, Net

Intangible assets subject to amortization consist of the following as of the dates indicated (in thousands, except weighted average remaining useful life):

	January 31, 2026
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (Years)
Customer relationships	$24,800	$(12,728)	$12,072	4.9
Developed technology	31,200	(27,627)	3,573	2.8
Trademarks	500	(500)	—	0.0
Assembled workforce	2,527	(2,527)	—	0.0
Other intangibles, net	$59,027	$(43,382)	$15,645	4.5

	January 31, 2025
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (Years)
Customer relationships	$24,800	$(10,248)	$14,552	5.9
Developed technology	31,200	(24,927)	6,273	3.1
Trademarks	500	(460)	40	0.8
Assembled workforce	2,527	(2,527)	—	0.0
Other intangibles, net	$59,027	$(38,162)	$20,865	5.1

For the fiscal years ended January 31, 2026, 2025 and 2024, amortization expense related to intangible assets was $5.2 million, $11.8 million, and $11.5 million, respectively.

As of January 31, 2026, expected amortization expense in future periods was as follows (in thousands):

Year ending January 31,
2027	$3,760
2028	3,760
2029	3,493
2030	2,480
2031	1,753
Thereafter	399
Total expected future amortization expense	$15,645

Note 7. Leases

Operating Leases

The Company has entered into various non-cancellable operating leases for its office spaces with lease periods expiring through fiscal 2033. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease term ended during the fiscal year ended January 31, 2026. Sublease income, which is recorded as a reduction of rent expense, was not material for the fiscal years ended January 31, 2026, 2025, and 2024.

The following table presents information about leases on the consolidated balance sheets as of the dates indicated (in thousands):

	January 31,
	2026	2025
Assets:
Lease right-of-use assets	$12,509	$6,806
Liabilities:
Lease liabilities, current	5,000	3,307
Lease liabilities, non-current	12,598	9,637
As of January 31, 2026 and 2025, the weighted average remaining lease term was 3.6 years and 3.5 years, respectively. As of January 31, 2026 and 2025, the weighted average discount rate used to determine the net present value of the lease liabilities was 5.9% and 5.2%, respectively.

The following table presents information about leases on the consolidated statements of operations for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Operating lease expense	$3,245	$3,067	$4,736
Short-term lease expense	1,829	2,261	1,856
Variable lease expense	1,198	937	1,149

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$4,231	$6,647	$6,557
New operating lease right-of-use assets obtained in exchange for lease liabilities	$8,061	$6,111	$349

As of January 31, 2026, remaining maturities of lease liabilities were as follows (in thousands):

Year ended January 31,
2027	$5,877
2028	6,206
2029	4,022
2030	1,567
2031	1,092
Thereafter	891
Gross lease payments	$19,655
Less: imputed interest	2,057
Total lease liabilities	$17,598

In the fiscal year ended January 31, 2024, the Company recorded an impairment charge to its right-of-use assets of $6.1 million. The impairment charges represent the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. The estimated fair value was based on the present value of the estimated cash flows that could be generated from subleasing the property for the remaining lease term. The impairment charge was recorded in general and administrative expenses on the consolidated statement of operations. There were no impairment charges recorded in the years ended January 31, 2026 or 2025.

Note 8. Debt and Financing Arrangements

2025 Convertible Senior Notes

In June 2020, the Company issued an aggregate principal amount of $287.5 million of convertible senior notes due in 2025 (the “2025 Notes”) in a private offering pursuant to an indenture dated June 25, 2020 (the “2025 Indenture”).

During the year ended January 31, 2026, the Company repaid the 2025 Notes in cash prior to the maturity date of July 1, 2025, which included aggregate principal amount of $57.5 million and accrued interest of $0.4 million.

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

Additional Terms of the 2028 Notes

Holders of the 2028 Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on June 15, 2028, with respect to the 2028 Notes, only under the following circumstances:

•During any fiscal quarter ending January 31, 2024, with respect to the 2028 Notes (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the relevant conversion price on each applicable trading day;
•During the five business day period after any ten consecutive trading day period (the measurement period) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the relevant conversion rate on each such trading day;
•If the Company calls the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as noted in the Indenture.

On or after June 15, 2028, with respect to the 2028 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the 2028 Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances.

The initial conversion rate for the 2028 Notes is 36.56 shares of common stock per $1,000 principal amount of 2028 Notes, which is equivalent to an initial conversion price of approximately $27.35 per share of common stock. The conversion rate for the 2028 Notes is subject to adjustment under certain circumstances in accordance with the terms of the relevant Indenture, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.

The Company may not redeem the 2028 Notes prior to October 20, 2026. The Company may redeem for cash all or any portion of the 2028 Notes, at its option, with respect to the 2028 Notes, on a redemption date occurring on or after October 20, 2026 and prior to the 61st scheduled trading day immediately preceding the maturity date of the 2028 Notes, if the last reported sale price of the common stock has been at least 130% of the conversion price for the 2028 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture governing the 2028 Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, the trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2028 Notes may declare the entire principal of all such 2028 Notes plus accrued and unpaid interest to be immediately due and payable.

Accounting for the 2025 Notes and the 2028 Notes

The 2028 Notes are, and the 2025 Notes prior to their repayment were, accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of January 31, 2026, the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.13%.

The net carrying amount of the 2025 Notes and the 2028 Notes was as follows as of the dates indicated (in thousands):

	As of January 31, 2026			As of January 31, 2025
	2025 Notes	2028 Notes	Total	2025 Notes	2028 Notes	Total
Principal	$—	$402,500	$402,500	$57,500	$402,500	$460,000
Unamortized issuance costs	—	(6,771)	(6,771)	(74)	(9,218)	(9,292)
Net carrying amount	$—	$395,729	$395,729	$57,426	$393,282	$450,708

Interest expense recognized related to the 2025 Notes and 2028 Notes was as follows for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Contractual interest expense	$6,338	$6,629	$4,422
Amortization of debt issuance costs	2,519	2,629	2,078
Total interest expense related to the 2025 Notes and 2028 Notes	$8,857	$9,258	$6,500

Capped Call Transactions

In connection with the offering of the 2028 Notes, the Company entered into separate privately negotiated capped call transactions (the “2028 Capped Calls”). The 2028 Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2028 Notes, subject to a cap based on the cap price of such Capped Calls. For accounting purposes, the 2028 Capped Calls are separate transactions, and not part of the terms of the 2028 Notes. The 2028 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The costs incurred to purchase the 2028 Capped Calls of $55.1 million were recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheets. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.

During the year ended January 31, 2026, and in connection with the repayment of the 2025 Notes, the 2025 Capped Calls expired.

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of January 31, 2026.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company’s contractual obligations were as follows for the periods presented (in thousands):

	Purchase Commitments(1)	Senior Convertible Notes(2)	Total
Year ended January 31,
2027	$24,024	$6,038	$30,062
2028	19,085	6,038	25,123
2029	1,337	408,538	409,875
2030	—	—	—
2031	—	—	—
Thereafter	—	—	—
Total contractual obligations	$44,446	$420,614	$465,060
(1) Primarily relates to contractual third-party services.
(2) Includes principal and interest payments. For more information regarding the Company’s convertible senior notes, refer to Note 8. Debt and Financing Arrangements.

Refer to Note 7. Leases for a description of the Company’s lease-related contractual obligations.

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

Note 10. Deferred Revenue and Remaining Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Deferred revenue, beginning of period	$245,752	$228,161	$209,051
Billings	495,728	485,090	448,715
Deferred revenue assumed in business combinations	—	—	1,094
Revenue recognized	(492,546)	(467,499)	(430,699)
Deferred revenue, end of period	$248,934	$245,752	$228,161

Approximately 49%, 54%, and 48% of total revenue recognized in the fiscal years ended January 31, 2026, 2025, and 2024 was from the deferred revenue balances at the beginning of each period.

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

As of January 31, 2026, total remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $449 million. Of this amount, the Company expects to recognize revenue of approximately $314 million, or 70%, over the next 12 months, $106 million, or 24%, over months 13 to 24, and the remainder thereafter.

Note 11. Common Stock and Stockholders’ Equity

Common Stock

The Company has authorized capital stock consisting of 1,000,000,000 shares of common stock as of January 31, 2026 and 2025, with a par value of $0.000005 per share. The Company had 84,979,482 and 91,082,604 shares of common stock issued and 84,616,214 and 91,082,604 shares of common stock outstanding as of January 31, 2026 and 2025, respectively.

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

In March 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s common stock (the “2025 Share Repurchase Program”), which was subsequently increased to $200.0 million in August 2025. The 2025 Share Repurchase Program does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The repurchases are expected to be executed from time to time through March 2027, subject to general business and market conditions and other investment opportunities, through open market purchases or other legally permissible means, including through Rule 10b5-1 plans. During the year ended January 31, 2026, the Company repurchased a total of 10,073,731 shares under the 2025 Share Repurchase Program and subsequently retired 9,710,463 shares. The cost of the remaining 363,268 shares is recorded as treasury stock in the consolidated balance sheets. As of January 31, 2026, $63.1 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of January 31, 2026 and 2025, the Company was authorized to grant up to 40,659,581 shares and 36,096,964 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of RSUs and PSUs. As of January 31, 2026 and 2025, there were 23,024,478 shares and 20,028,092 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted were as follows:

January 31, 2026
Outstanding stock options and unvested RSUs and PSUs	11,276,319
Available for future stock option, RSU, and PSU grants	23,024,478
Available for ESPP	4,118,110
Total common stock reserved for future issuance	38,418,907

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2025	4,220,632	$10.67	3.2	$37,041
Granted	—	$—
Exercised	(495,254)	$7.98
Forfeited or canceled	(111,942)	$37.42
Outstanding at January 31, 2026	3,613,436	$10.21	2.3	$10,353
Vested and exercisable as of January 31, 2026	3,613,040	$10.21	2.3	$10,353

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options on the date of grant and accounts for forfeitures as they occur. The following assumptions were used to calculate the fair value of the Company’s stock options granted to employees during the periods indicated:

January 31, 2024
Expected dividend yield	—
Expected volatility	55.0%
Expected term (years)	5.2
Risk-free interest rate	4.50% - 4.60%

No stock options were granted during the years ended January 31, 2026 and 2025. Stock options granted during the year ended January 31, 2024 had a weighted average grant date fair value per share of $13.00. The aggregate intrinsic value of stock options exercised during the fiscal years ended January 31, 2026, 2025, and 2024 was $1.3 million, $7.2 million, and $22.7 million, respectively.

As of January 31, 2026, total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan was immaterial. Such costs will be recognized over a weighted average period of 0.5 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	7,114,964	$24.78
Granted	5,286,350	$17.18
Vested	(3,781,853)	$24.96
Forfeited or canceled	(2,455,320)	$22.62
Outstanding at January 31, 2026	6,164,141	$19.01

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of January 31, 2026, there was $109.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years based on vesting under the award service conditions.

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

In the year ended January 31, 2026, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan and relative growth of the per share price of the Company’s common stock as compared to the S&P Software & Services Select Index for the fiscal year ended January 31, 2025. Based on the results, the PSUs granted in April 2024 (“2024 PSU Awards”) were earned at an attainment of 76.3%.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2025	761,739	$21.62
Granted(1)	640,646	$18.23
Vested	(314,319)	$21.62
Forfeited or canceled	(58,616)	$21.62
Performance adjustment for 2024 PSU Awards	(171,354)	$21.62
Outstanding at January 31, 2026	858,096	$19.09
(1)This amount represents awards granted at 100% attainment.

During the year ended January 31, 2026, the Company recorded stock-based compensation expense for performance-based PSUs for the number of PSUs considered probable of vesting based on the attainment of the performance targets and for market-based PSUs ratably over the performance period, regardless as to whether the market condition has been satisfied.

As of January 31, 2026, total unrecognized stock-based compensation cost related to PSUs was $1.2 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 0.8 years.

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

The following assumptions were used to calculate the fair value of shares to be granted under the ESPP during the periods indicated:

Year ended January 31,
	2026	2025	2024
Expected dividend yield	—	—	—
Expected volatility	43.4% - 53.1%	38.4% - 51.9%	35.8% - 60.1%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.45% - 4.27%	4.20% - 5.32%	0.69% - 5.29%

During the fiscal years ended January 31, 2026, 2025 and 2024, the Company recognized $4.0 million, $4.8 million, and $6.0 million, respectively of stock-based compensation expense related to the ESPP.

During the fiscal years ended January 31, 2026, 2025 and 2024, the Company withheld $5.9 million, $8.5 million, and $10.2 million, respectively, in contributions from employees.

In the fiscal years ended January 31, 2026, 2025 and 2024, 587,795, 502,460, and 536,151 shares of common stock, respectively, were issued under the ESPP at a weighted average purchase price of $11.71, $17.89, and $19.20 per share, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s consolidated statements of operations was as follows for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Cost of revenue	$4,283	$5,984	$7,586
Research and development	36,345	44,691	44,800
Sales and marketing	22,420	31,185	30,345
General and administrative	34,756	44,350	44,421
Total	$97,804	$126,210	$127,152

The income tax benefits recognized in the consolidated statements of operations for stock-based compensation expense were $15.9 million for the fiscal year ended January 31, 2026, and were immaterial during the fiscal years ended January 31, 2025 and 2024, respectively.

Note 12. Net Income (Loss) per Share

Net income (loss) used for the purpose of determining basic and diluted net income (loss) per share is determined by taking net income (loss) attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except per share data):

	Year ended January 31,
	2026	2025	2024
Numerator:
Net income (loss) attributable to PagerDuty, Inc.	$173,373	$(42,735)	$(75,189)
Less: Adjustment attributable to redeemable non-controlling interest	(481)	11,725	6,568
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$173,854	$(54,460)	$(81,757)
Denominator:
Weighted average shares used in calculating net income (loss) per share:
Basic	91,212	92,000	92,341
Weighted average effect of potentially dilutive securities:
Stock options, RSUs, PSUs, and ESPP obligations	1,783	—	—
Diluted	92,995	92,000	92,341
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders:
Basic	$1.91	$(0.59)	$(0.89)
Diluted	$1.87	$(0.59)	$(0.89)

Since the Company was in a loss position for the years ended January 31, 2025 and 2024, basic net loss per share and diluted net loss per share were the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	As of January 31,
	2026	2025	2024
Shares subject to outstanding common stock awards	7,726	12,097	12,829
Restricted stock issued to acquire key personnel	—	—	25
Shares issuable pursuant to the ESPP	333	103	105
Total	8,059	12,200	12,959

As described in Note 8, Debt and Financing Arrangements, upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of January 31, 2026 and 2025, the conversion options of the 2028 Notes were out of money and as a result, there were no potentially dilutive shares related to the conversion of the 2028 Notes.

Additionally, as described in Note 8, Debt and Financing Arrangements, the Company entered into the 2028 Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

Note 13. Income Taxes

The components of income (loss) before (benefit from) provision for income taxes were as follows for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Domestic	$13,836	$(44,009)	$(75,375)
Foreign	6,329	2,256	(2,004)
Income (loss) before (benefit from) provision for income taxes	$20,165	$(41,753)	$(77,379)

The components of the (benefit from) provision for income taxes were as follows for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Current:
Federal	$(35)	$433	$—
State	66	437	117
Foreign	932	999	466
Total current tax expense	$963	$1,869	$583
Deferred:
Federal	$(124,797)	$—	$(97)
State	(27,492)	—	(39)
Foreign	(1,218)	(86)	(459)
Total deferred tax benefit	$(153,507)	$(86)	$(595)
(Benefit from) provision for income taxes	$(152,544)	$1,783	$(12)

A reconciliation of the statutory U.S. federal income taxes to benefit from income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	Year ended January 31, 2026
U.S. federal statutory tax rate	$4,235	21.0%
State and local income taxes, net of federal income tax effect (1)	(27,479)	(136.3)%
Foreign tax effects:
Canada
Research tax credit	(635)	(3.1)%
Other	258	1.3%
Japan
Changes in valuation allowance	661	3.3%
Other	(376)	(1.9)%
Portugal
Research tax credit	(1,828)	(9.1)%
Other	40	0.2%
United Kingdom
Stock Based Compensation	266	1.3%
Other	101	0.5%
Other Foreign Jurisdictions	45	0.2%
Tax credits:
Research tax credit	(1,379)	(6.8)%
Changes in valuation allowances (2)	(139,127)	(689.9)%
Changes in unrecognized tax benefits	(224)	(1.1)%
Nontaxable or nondeductible items:
Stock Based Compensation	12,453	61.8%
Other	284	1.4%
Other Adjustments (3)	161	0.8%
Benefit from income taxes	$(152,544)	(756.5)%
(1) The state jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is California.
(2)The Company released its valuation allowance on U.S. federal deferred tax assets. This is included on the change in valuation allowance line-item.
(3) Includes the tax effects of cross-border tax laws.

A reconciliation of statutory U.S. federal income taxes to provision for (benefit from) income taxes for the years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year ended January 31,
	2025	2024
Income taxes computed at U.S. federal statutory rate	$(8,768)	$(16,249)
State taxes, net of federal benefit	1,075	(2,029)
Stock-based compensation	14,760	8,695
Foreign rate differential	419	428
Tax credits, net of FIN48 reserves	(1,460)	(1,956)
Change in valuation allowance	(4,605)	10,169
Foreign-derived intangible income benefit	(1,039)	—
Other	1,401	930
Provision for (benefit from) income taxes	$1,783	$(12)

The amounts of cash income taxes paid by the Company were as follows (in thousands):

Year ended January 31, 2026
Federal	$220
State and Local	342
Foreign:
Australia	134
Portugal	357
United Kingdom	1,215
All other foreign	(52)
Income taxes paid, net of amounts refunded	$2,216

Deferred income taxes arise from temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting purposes, as well as operating losses and tax credit carryforwards.

Significant components of the Company’s deferred tax assets and liabilities were as follows as of the periods indicated (in thousands):

	January 31,
	2026	2025
Deferred tax assets:
Net operating losses	$108,903	$110,076
Capitalized research and development costs	35,238	46,543
Allowances and accruals	4,410	8,067
Stock-based compensation	7,585	9,306
Charitable contributions	25	74
Tax credits	17,549	15,032
Lease liabilities	4,373	2,947
Other	184	457
Gross deferred tax assets	$178,267	$192,502
Less: valuation allowance	3,722	172,538
Net deferred tax assets	$174,545	$19,964
Deferred tax liabilities:
Deferred commissions	$(9,915)	$(11,067)
Intangible assets	(9,516)	(9,353)
Lease assets	(3,150)	(1,445)
Other	(992)	(582)
Gross deferred tax liabilities	$(23,573)	$(22,447)
Net deferred tax assets (liabilities)	$150,972	$(2,483)

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. For the period ended January 31, 2026, the Company achieved cumulative U.S. income measured as pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of the Company’s taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets will be realizable which resulted in an income tax benefit of $169.2 million. The Company continues to maintain a valuation allowance of $0.8 million against other non-material state deferred tax assets due to the uncertainty regarding realizability of these deferred tax assets as they have not met the more likely than not realization criteria.

Furthermore, based on available evidence, the Company believes it is more-likely-than-not that certain non-U.S. deferred tax assets will not be fully realizable in the future. The Company will continue to maintain a valuation allowance against such deferred tax assets. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. The valuation allowance against the Company’s various deferred tax assets decreased by $168.8 million and $4.5 million during the fiscal years ended January 31, 2026 and 2025, respectively.

As of January 31, 2026, the Company had federal net operating loss carryforwards as reported on the tax return in the amount of $397.3 million. Beginning in 2037, $5.3 million of the federal net operating losses will begin to expire. The remaining $392.0 million will carry forward indefinitely. As of January 31, 2026, the Company had state and foreign net operating loss carryforwards as reported on the tax return in the amount of $28.4 million and $8.3 million, respectively, which begin to expire in 2028 and 2033, respectively. Utilization of the Company’s net operating loss may be subject to annual limitations due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. The Company’s net operating loss carryforwards could expire before utilization if subject to annual limitations.

As of January 31, 2026, the Company had federal, California, and foreign research and development credit carryforwards as reported on the tax return of $16.6 million, $6.9 million, and $4.9 million, respectively. The federal research and development credits will begin to expire in 2036, the California research and development credits have no expiration, and the foreign research and development credits will begin to expire in 2037.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
Balance at beginning of period	$10,275	$9,065	$7,723
Additions related to prior years	1,147	—	110
Reductions related to prior years	(400)	(87)	(192)
Additions related to current year	861	1,297	1,424
Additions related to acquired positions	—	—	—
Balance at end of period	$11,883	$10,275	$9,065

All of the Company’s tax years remain open for examination by U.S. federal and state tax authorities. The non-U.S. tax returns remain open for examination for the years 2018 and onwards. Due to its U.S. federal and state valuation allowance, $10.1 million, $0.9 million, and $0.9 million of unrecognized tax benefits as of January 31, 2026, 2025, and 2024, respectively, would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes. The Company has accrued an immaterial amount of interest and penalties associated with its unrecognized tax benefits noted above as of January 31, 2026.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. As a result of current U.S. tax law, the tax impact of future distributions of foreign earnings would generally be limited to withholding tax from local jurisdictions.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company has evaluated the provisions of the OBBBA and determined that the effects are not material to our consolidated financial statements for the year ended January 31, 2026. The Company will continue to monitor any future changes in its business, forthcoming guidance, or interpretations of the new tax law that could affect its tax position in subsequent periods.

Note 14. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Year ended January 31,
	2026	2025	2024
United States	$351,030	$337,580	$312,165
International	141,516	129,919	118,534
Total	$492,546	$467,499	$430,699

Other than the United States, no other individual country accounted for 10% or more of revenue for the fiscal years ended January 31, 2026, 2025, or 2024.

As of January 31, 2026, 64% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 14% were located in Portugal, and 13% were located in Canada. As of January 31, 2025, 69% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 17% were located in Canada, and 12% were located in Portugal.
.
Note 15. Restructuring Costs

During the year ended January 31, 2026, as part of the Company’s ongoing actions to drive efficient growth and expand operating margins, the Company implemented changes that included reallocating certain roles and realigning teams to continue to improve operational resiliency and agility. During the year ended January 31, 2026, the Company incurred costs associated with the restructuring plan of approximately $6.0 million, which was primarily comprised of severance payments, employee benefit contributions, and other related costs. The Company recorded the restructuring costs within the cost of sales, research and development, sales and marketing, and general and administrative operating expense line items of its consolidated statements of operations. No balances related to these costs remained in accrued liabilities as of January 31, 2026.

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

The Company incurred immaterial additional personnel costs related to the reduction in headcount during the year ended January 31, 2024. These immaterial additional costs were paid during the year ended January 31, 2024, with no remaining balances accrued as of January 31, 2024.

Note 16. 401(k) Plan

The Company sponsors defined contribution retirement plans for eligible employees, including a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. Effective January 1, 2022, the Company matches 2% of eligible wages for participants who contribute at least 2% of their eligible compensation. The Company is responsible for the administrative costs of the 401(k) plan.

The Company recognized total retirement plan expenses of $3.8 million, $2.8 million, and $3.6 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

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

Our management, with the participation and supervision of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of January 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2026. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended January 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 401(a) of Regulation S-K.

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

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after January 31, 2026.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are included as part of this Annual Report on Form 10-K.

(b) Exhibits: The exhibits listed in the accompanying index to the exhibits are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Reorganization, dated as of September20, 2020, among PagerDuty, Inc., Reef Merger Sub I, Inc., Reef Merger Sub II, LLC, Rundeck, Inc., and Shareholder Representative Services LLC	8-K	001-38856	2.1	October 1, 2020
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
4.1	Form of common stock certificate of PagerDuty, Inc.	S-1/A	333-230323	4.1	April 1, 2019
4.2	Description of Securities	10-K	001-38856	4.3	March 19, 2020
4.6	Indenture, dated as of October 13, 2023, by and between PagerDuty, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38856	4.1	October 13, 2023
4.7	Form of Global Note, representing PagerDuty, Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-38856	4.2	October 13, 2023
10.1†	PagerDuty, Inc. 2019 Equity Incentive Plan, as amended, and forms of agreements thereunder	10-K	001-38856	10.1	March 17, 2022
10.2†	Forms of Option Agreement and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 5, 2020
10.3†	PagerDuty, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-230323	10.3	March 21, 2019
10.4†	Form of Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	001-38856	10.1	June 4, 2021
10.5†	Form of Indemnification Agreement entered into by and between PagerDuty, Inc. and each director and executive officer	S-1	333-230323	10.4	March 15, 2019
10.7†	Confirmatory Offer Letter by and between PagerDuty, Inc. and Howard Wilson	S-1/A	333-230323	10.6	April 1, 2019
10.8†	Transition Agreement for Owen Howard Wilson effective February 1, 2026	8-K	001-38856	10.1	February 4, 2026
10.9†	Offer Letter by and between PagerDuty, Inc. and David Justice	10-K	001-38856	10.7	March 19, 2020
10.11†	PagerDuty, Inc. Cash Incentive Bonus Plan, as amended	10-K	001-38856	10.11	March 17, 2022
10.12†	PagerDuty, Inc. Non-Employee Director Compensation Policy	10-K	001-38856	10.12	March 17, 2025
10.13	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	June 25, 2020

10.14	Lease Agreement, dated September 17, 2015, between PagerDuty, Inc. and Toda America, Inc., as amended	10-K	001-38856	10.14	March 17, 2025
10.15	Form of Confirmation for Capped Call Transactions	8-K	001-38856	10.1	October 13, 2023
10.16†	Second Amended and Restated Offer Letter by and between the Company and Jennifer Tejada.	10-Q	001-38856	10.2	December 1, 2023
10.17†	Amended and Restated Executive Severance and Change in Control Policy	10-Q	001-38856	10.3	December 1, 2023
10.18†	PagerDuty, Inc. Incentive Compensation Recoupment Policy	10-K/A	001-38856	10.18	March 18, 2024
16.1	Letter from Ernst & Young LLP dated April 12, 2024	8-K	001-38857	16.1	April 10, 2024
19.1	Insider Trading Policy	10-K	001-38856	19.1	March 17, 2025
21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of Ernst & Young LLP					X
24.1	Power of Attorney (included on signature page)					X
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
						X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

PAGERDUTY, INC.
(registrant)

March 12, 2026	/s/ Jennifer G. Tejada
Date	Jennifer G. Tejada
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

Signature	Title	Date
/s/ Jennifer G. Tejada	Chief Executive Officer and Director	March 12, 2026
Jennifer G. Tejada	(Principal Executive Officer)

/s/ Owen Howard Wilson	Chief Financial Officer	March 12, 2026
Owen Howard Wilson	(Principal Financial Officer)

/s/ Paul Underwood	Chief Accounting Officer	March 12, 2026
Paul Underwood	(Principal Accounting Officer)

/s/ Scott Aronson	Director	March 12, 2026
Scott Aronson

/s/ Teresa Carlson	Director	March 12, 2026
Teresa Carlson

/s/ Donald J. Carty	Director	March 12, 2026
Donald J. Carty

/s/ Sarah Franklin	Director	March 12, 2026
Sarah Franklin

/s/ Elena Gomez	Director	March 12, 2026
Elena Gomez

/s/ William Losch	Director	March 12, 2026
William Losch

/s/ Rathi Murthy	Director	March 12, 2026
Rathi Murthy

/s/ Zachary Nelson	Director	March 12, 2026
Zachary Nelson

/s/ Bonita Stewart	Director	March 12, 2026
Bonita Stewart