Form 10-Q
period 2026-04-30
PagerDuty, Inc.
filed 2026-05-28
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

The total number of shares of common stock outstanding as of May 26, 2026, was 77,122,565.

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
•impact of an economic downturn or recession, inflation, tariffs and trade wars, or significant market volatility in the global economy on our customers, partners, employees and business;
•trends in operating expenses, including research and development, sales and marketing, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•our existing cash and cash equivalents and cash provided by sales of our products being sufficient to support working capital and capital expenditures for at least the next 12 months and our ability to meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash and short-term investment balances;
•our ability to attract and retain executives and employees we need to support our operations and growth;
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

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including, but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on March 12, 2026. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$208,880	$237,402
Investments	235,077	232,436
Accounts receivable, net of allowance for credit losses of $693 and $1,175 as of April 30, 2026 and January 31, 2026, respectively	76,025	108,430
Deferred contract costs, current	18,181	18,401
Prepaid expenses and other current assets	20,867	15,570
Total current assets	559,030	612,239
Property and equipment, net	31,938	29,192
Deferred contract costs, non-current	24,681	25,010
Lease right-of-use assets	11,516	12,509
Goodwill	137,401	137,401
Intangible assets, net	14,705	15,645
Deferred tax assets	153,657	153,657
Other assets	3,664	4,862
Total assets	$936,592	$990,515

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$4,438	$6,718
Accrued expenses and other current liabilities	15,240	19,868
Accrued compensation	21,465	25,856
Deferred revenue, current	240,620	246,451
Lease liabilities, current	5,249	5,000
Total current liabilities	287,012	303,893
Convertible senior notes, net, non-current	396,327	395,729
Deferred revenue, non-current	2,747	2,483
Lease liabilities, non-current	11,174	12,598
Other liabilities	10,845	5,147
Total liabilities	708,105	719,850

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	11,956	17,072

Stockholders' equity
Common stock	—	—
Additional paid-in capital	633,760	679,410
Accumulated other comprehensive loss	(715)	(183)
Accumulated deficit	(416,514)	(421,797)
Treasury stock	—	(3,837)
Total stockholders’ equity	216,531	253,593
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$936,592	$990,515

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended April 30,
	2026	2025
Revenue	$120,967	$119,805
Cost of revenue	19,020	19,184
Gross profit	101,947	100,621

Operating expenses:
Research and development	29,988	34,048
Sales and marketing	39,610	50,045
General and administrative	23,166	26,855
Total operating expenses	92,764	110,948
Income (loss) from operations	9,183	(10,327)

Interest income	3,926	6,011
Interest expense	(2,107)	(2,364)
Other (expense) income, net	(71)	114
Income (loss) before provision for income taxes	10,931	(6,566)
Provision for income taxes	5,801	813
Net income (loss)	$5,130	$(7,379)
Net loss attributable to redeemable non-controlling interest	(153)	(217)
Net income (loss) attributable to PagerDuty, Inc.	$5,283	$(7,162)
Less: Adjustment attributable to redeemable non-controlling interest	(4,963)	(665)
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$10,246	$(6,497)

Weighted-average shares used in calculating net income (loss) per share:
Basic	78,647	91,374
Diluted	79,464	91,374
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders
Basic	$0.13	$(0.07)
Diluted	$0.13	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three months ended April 30,
	2026	2025
Net income (loss)	$5,130	$(7,379)
Unrealized (loss) gain on investments	(576)	156
Foreign currency translation adjustments	44	(13)
Total comprehensive income (loss)	$4,598	$(7,236)
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(153)	(217)
Comprehensive loss attributable to redeemable non-controlling interest	(153)	(217)
Comprehensive income (loss) attributable to PagerDuty, Inc.	$4,751	$(7,019)

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended April 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2026	84,979,482	$—	$679,410	$(183)	$(421,797)	(363,268)	$(3,837)	$253,593
Issuance of common stock upon exercise of stock options	2,000	—	4	—	—	—	—	4
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	573,582	—	(2,156)	—	—	—	—	(2,156)
Other comprehensive loss	—	—	—	(532)	—	—	—	(532)
Repurchases of common stock	—	—	—	—	—	(8,532,838)	(63,290)	(63,290)
Retirement of treasury stock	(8,896,106)	—	(67,127)	—	—	8,896,106	67,127	—
Stock-based compensation	—	—	18,666	—	—	—	—	18,666
Adjustment to redeemable non-controlling interest	—	—	4,963	—	—	—	—	4,963
Net income attributable to PagerDuty, Inc.	—	—	—	—	5,283	—	—	5,283
Balance as of April 30, 2026	76,658,958	$—	$633,760	$(715)	$(416,514)	—	$—	$216,531

	Three months ended April 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	—	$—	$129,828
Issuance of common stock upon exercise of stock options	454,193	—	3,602	—	—	—	—	3,602
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	617,490	—	(7,557)	—	—	—	—	(7,557)
Other comprehensive income	—	—	—	143	—	—	—	143
Stock-based compensation	—	—	26,138	—	—	—	—	26,138
Adjustment to redeemable non-controlling interest	—	—	665	—	—	—	—	665
Net loss attributable to PagerDuty, Inc.	—	—	—	—	(7,162)	—	—	(7,162)
Balance as of April 30, 2025	92,154,287	$—	$748,331	$(342)	$(602,332)	—	$—	$145,657

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$10,246	$(6,497)
Net loss and adjustment attributable to redeemable non-controlling interest	(5,116)	(882)
Net income (loss)	5,130	(7,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,056	3,962
Amortization of deferred contract costs	5,201	5,514
Amortization of debt issuance costs	595	677
Stock-based compensation	17,963	25,753
Non-cash lease expense	985	379
Deferred income taxes	5,736	162
Other	(595)	(811)
Changes in operating assets and liabilities:
Accounts receivable	32,618	27,610
Deferred contract costs	(4,693)	(4,579)
Prepaid expenses and other assets	(5,045)	(3,316)
Accounts payable	(2,825)	103
Accrued expenses and other liabilities	(2,803)	(1,973)
Accrued compensation	(4,493)	(8,336)
Deferred revenue	(5,380)	(6,411)
Lease liabilities	(1,167)	(685)
Net cash provided by operating activities	44,283	30,670
Cash flows from investing activities:
Purchases of property and equipment	(965)	(441)
Capitalized software costs	(2,126)	(1,243)
Purchases of available-for-sale investments	(40,296)	(44,148)
Proceeds from maturities of available-for-sale investments	37,420	44,400
Purchases of non-marketable equity investments	—	(250)
Proceeds from liquidation of non-marketable equity investments	894	—
Net cash used in investing activities	(5,073)	(1,682)
Cash flows from financing activities:
Repurchases of common stock	(65,456)	—
Proceeds from issuance of common stock upon exercise of stock options	4	3,602
Employee payroll taxes paid related to net share settlement of restricted stock units	(2,156)	(7,557)
Net cash used in financing activities	(67,608)	(3,955)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(124)	335
Net change in cash, cash equivalents, and restricted cash	(28,522)	25,368
Cash, cash equivalents, and restricted cash at beginning of period	238,481	348,328
Cash, cash equivalents, and restricted cash at end of period	$209,959	$373,696

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$208,880	$371,828
Restricted cash in other long-term assets	1,079	1,868
Total cash, cash equivalents, and restricted cash	$209,959	$373,696

Supplemental cash flow data:
Cash paid for income taxes	$823	$498
Cash paid for interest	$3,019	$3,019
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$1,117	$567
Stock-based compensation capitalized in software costs	$831	$531
Bonuses capitalized in software costs	$116	$77
Excise tax, accrued but not yet paid	$810	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP” or “GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2026, included in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the results of PagerDuty, Inc., its wholly-owned subsidiaries, and subsidiaries in which the Company holds a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive income (loss), stockholders’ equity, and cash flows. The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the full year ending January 31, 2027 or for any other interim period, or for any future year.

The Company’s fiscal year ends on January 31. References to fiscal 2027 refer to the fiscal year ending January 31, 2027.

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

No single customer accounted for 10% or more of the total accounts receivable balance as of April 30, 2026 or January 31, 2026. No single customer accounted for 10% or more of revenue for the three months ended April 30, 2026 or 2025.

Segment Information

The Company manages its operations and allocates resources as one operating segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net income (loss) is the Company’s primary measure of profit or loss. Significant expenses within net income (loss) include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income (loss). Refer to Note 12. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, other expense, net, and provision for income taxes on the condensed consolidated statements of operations. Refer to Note 15. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company had no material related party transactions in the three months ended April 30, 2026 and 2025.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of April 30, 2026 and January 31, 2026, the Company had restricted cash of $1.1 million, all of which was classified as non-current and included in other assets on the condensed consolidated balance sheets.

Recently Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted this ASU in the current period. This ASU did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires that at each interim and annual reporting period, an entity discloses the amounts of certain expenses included in each relevant expense caption. The newly required expense disclosures include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. The amendment also requires that an entity discloses a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and discloses the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Balance at beginning of period	$17,072	$18,217
Net loss attributable to redeemable non-controlling interest	(153)	(217)
Adjustments to redeemable non-controlling interest	(4,963)	(665)
Balance at end of period	$11,956	$17,335

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	April 30, 2026	January 31, 2026
Cash and cash equivalents:
Cash	$57,231	$51,006
Money market funds	150,653	185,205
Commercial paper	996	1,191
Total cash and cash equivalents	$208,880	$237,402

Available-for-sale investments:
U.S. Treasury securities	$61,440	$60,429
Commercial paper	5,182	2,218
Corporate debt securities	141,566	143,490
U.S. Government agency securities	26,889	26,299
Total available-for-sale investments	$235,077	$232,436

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three months ended April 30, 2026 and 2025.

	April 30, 2026
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$61,467	$(27)	$61,440
Commercial paper	5,183	(1)	5,182
Corporate debt securities	141,775	(209)	141,566
U.S. Government agency securities	26,906	(17)	26,889
Total available-for-sale investments	$235,331	$(254)	$235,077

	January 31, 2026
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$60,357	$72	$60,429
Commercial paper	2,218	—	2,218
Corporate debt securities	143,257	233	143,490
U.S. Government agency securities	26,283	16	26,299
Total available-for-sale investments	$232,115	$321	$232,436

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	April 30, 2026
	Amortized Cost	Fair Value
Due within one year	$139,776	$139,819
Due between one to five years	95,555	95,258
Total	$235,331	$235,077

	January 31, 2026
	Amortized Cost	Fair Value
Due within one year	$142,032	$142,237
Due between one to five years	90,083	90,199
Total	$232,115	$232,436

As of April 30, 2026, there were 89 securities in an unrealized loss position with an aggregate fair value of $146.4 million, none of which were in a continuous unrealized loss position for more than 12 months. As of January 31, 2026, there were 43 securities in an unrealized loss position with an aggregate fair value of $64.6 million, none of which was in a continuous unrealized loss position for more than 12 months.

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of April 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$150,653	$—	$—	$150,653
U.S. Treasury securities	—	61,440	—	61,440
Commercial paper	—	6,178	—	6,178
Corporate debt securities	—	141,566	—	141,566
U.S. Government agency securities	—	26,889	—	26,889
Total	$150,653	$236,073	$—	$386,726
Included in cash equivalents				$151,649
Included in investments				$235,077

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$185,205	$—	$—	$185,205
U.S. Treasury securities	—	60,429	—	60,429
Commercial paper	—	3,409	—	3,409
Corporate debt securities	—	143,490	—	143,490
U.S. Government agency securities	—	26,299	—	26,299
Total	$185,205	$233,627	$—	$418,832
Included in cash equivalents				$186,396
Included in investments				$232,436

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of April 30, 2026 and January 31, 2026, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of April 30, 2026, the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $367.1 million. The fair value was determined based on the quoted price for the 2028 Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	April 30, 2026	January 31, 2026
Leasehold improvements	$9,789	$8,641
Computers and equipment	5,472	7,607
Furniture and fixtures	5,430	4,884
Capitalized software	43,665	40,593
Gross property and equipment(1)	64,356	61,725
Accumulated depreciation and amortization	(32,418)	(32,533)
Property and equipment, net	$31,938	$29,192
(1) Gross property and equipment includes construction-in-progress for capitalized software of $18.3 million and construction-in-progress for leasehold improvements and capitalized software of $15.8 million that had not yet been placed in service as of April 30, 2026 and January 31, 2026, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $2.1 million and $2.0 million for the three months ended April 30, 2026 and 2025, respectively.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $42.9 million and $43.4 million as of April 30, 2026 and January 31, 2026, respectively. Amortization expense for deferred contract costs was $5.2 million and $5.5 million for the three months ended April 30, 2026 and 2025, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease term ended during the three months ended April 30, 2025. Sublease income, which was recorded as a reduction of rent expense, was zero for the three months ended April 30, 2026 and was not material for the three months ended April 30, 2025.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	April 30, 2026	January 31, 2026
Assets:
Lease right-of-use assets	$11,516	$12,509
Liabilities:
Lease liabilities, current	$5,249	$5,000
Lease liabilities, non-current	$11,174	$12,598

As of April 30, 2026 and January 31, 2026, the weighted average remaining lease term was 3.8 years and 3.6 years, respectively. As of April 30, 2026 and January 31, 2026, the weighted average discount rate used to determine the net present value of the lease liabilities was 6.0% and 5.9%, respectively.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Operating lease expense	$1,157	$586
Short-term lease expense	483	581
Variable lease expense	337	229

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,202	$1,398

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

Accounting for the 2025 Notes and the 2028 Notes

The 2028 Notes are, and the 2025 Notes, prior to their repayment were, accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of April 30, 2026, the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.13%.

The net carrying amount of the 2028 Notes was as follows as of the dates indicated (in thousands):

	As of April 30, 2026	As of January 31, 2026
Principal	$402,500	$402,500
Unamortized issuance costs	(6,173)	(6,771)
Net carrying amount	$396,327	$395,729

Interest expense recognized related to the 2028 Notes and the 2025 Notes was as follows for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Contractual interest expense	$1,512	$1,687
Amortization of debt issuance costs	595	677
Total interest expense related to the 2025 Notes and the 2028 Notes	$2,107	$2,364

Capped Call Transactions

In connection with the offering of the 2028 Notes, the Company entered into separate privately negotiated capped call transactions (the “2028 Capped Calls”). The 2028 Capped Calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2028 Notes, subject to a cap based on the cap price of such 2028 Capped Calls. For accounting purposes, the 2028 Capped Calls are separate transactions, and not part of the terms of the 2028 Notes. The 2028 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The costs incurred to purchase the 2028 Capped Calls of $55.1 million, were recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheets. The 2028 Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.

During the year ended January 31, 2026, the capped call transactions with certain financial institution counterparties, entered into and in connection with the repayment of the 2025 Notes, expired.

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of April 30, 2026.

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

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Deferred revenue, beginning of period	$248,934	$245,752
Billings	115,400	113,765
Revenue recognized	(120,967)	(119,805)
Deferred revenue, end of period	$243,367	$239,712

For the three months ended April 30, 2026 and 2025, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

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

As of April 30, 2026, total transaction price allocated to remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $441 million. Of this amount, the Company expects to recognize revenue of approximately $316 million, or 72%, over the next 12 months, $100 million, or 23%, over months 13 to 24, and the remainder thereafter.

Note 12. Common Stock and Stockholders’ Equity

Common Stock Repurchases
In March 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s common stock (the “2025 Share Repurchase Program”), which was subsequently increased to $200.0 million in August 2025. During the three months ended April 30, 2026, the Company repurchased a total of 8,532,838 shares under the 2025 Share Repurchase Program and subsequently retired 8,896,106 shares. As of April 30, 2026, the 2025 Share Repurchase Program was complete and none of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of April 30, 2026 and January 31, 2026, the Company was authorized to grant up to 44,909,055 shares and 40,659,581 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of April 30, 2026 and January 31, 2026, there were 26,008,878 shares and 23,024,478 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

April 30, 2026
Outstanding stock options and unvested RSUs and PSUs	11,437,165
Available for future stock option, RSU, and PSU grants	26,008,878
Available for Employee Stock Purchase Plan (“ESPP”)	4,967,904
Total common stock reserved for future issuance	42,413,947

Stock Options

As of April 30, 2026, total unrecognized compensation cost related to unvested stock options granted under the 2019 Plan was immaterial. Such costs will be recognized over a weighted average period of 0.2 years.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2026	6,164,141	$19.01
Granted	2,897,871	$6.43
Vested	(874,380)	$23.02
Forfeited or canceled	(695,192)	$19.67
Outstanding at April 30, 2026	7,492,440	$13.61

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of April 30, 2026, there was $96.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years based on vesting under the award service conditions.

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

During the three months ended April 30, 2026, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan for the fiscal year ended January 31, 2026. Based on the results, the PSUs granted in April 2025 (“2025 PSU Awards”) were earned at an attainment of 0%.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2026	858,096	$19.09
Granted(1)	112,500	$6.40
Vested	(36,081)	$21.62
Forfeited or canceled	(37,055)	$21.62
Performance adjustment for 2025 PSU Awards	(640,646)	$18.23
Outstanding at April 30, 2026	256,814	$14.95
(1) This amount represents awards granted at 100% attainment.

During the three months ended April 30, 2026, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of April 30, 2026, total unrecognized stock-based compensation cost related to PSUs was $1.3 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted-average period of approximately 1.2 years.

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

During the three months ended April 30, 2026 and 2025, the Company recognized $1.3 million and $1.0 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended April 30, 2026 and 2025, the Company withheld $2.1 million and $2.7 million, respectively, in contributions from employees.

During the three months ended April 30, 2026 and 2025, there were no purchases related to ESPP.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Cost of revenue	$849	$1,097
Research and development	6,137	9,840
Sales and marketing	4,184	6,219
General and administrative	6,793	8,597
Total stock-based compensation expense	$17,963	$25,753

Note 13. Net Income (Loss) per Share

Net income (loss) used for the purpose of determining basic and diluted net income (loss) per share is determined by taking net income (loss) attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.

The following table presents the calculation of basic and diluted net income (loss) attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended April 30,
	2026	2025
Numerator:
Net income (loss) attributable to PagerDuty, Inc.	$5,283	$(7,162)
Less: Adjustment attributable to redeemable non-controlling interest	(4,963)	(665)
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$10,246	$(6,497)
Denominator:
Weighted-average shares used in calculating net income (loss) per share:
Basic	78,647	91,374
Weighted average effect of potentially dilutive securities:
Stock options, RSUs, PSUs, and ESPP obligations	817	—
Diluted	79,464	91,374
Net income (loss) per share attributable to PagerDuty, Inc. common stockholders
Basic	$0.13	$(0.07)
Diluted	$0.13	$(0.07)

Since the Company was in a loss position for the three months ended April 30, 2025, basic net loss per share and diluted net loss per share are the same, as the inclusion of all potential common stock outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three months ended April 30,
	2026	2025
Shares subject to outstanding common stock awards	8,111	13,835
Shares issuable pursuant to the ESPP	1,943	263
Total	10,054	14,098

As described in Note 9. Debt and Financing Arrangements, upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of April 30, 2026 and 2025, the conversion options of the 2028 Notes were out of the money and as a result, there were no potentially dilutive shares related to the conversion of the 2028 Notes.

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

The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state income taxes, and the income tax benefit from research and development credits.

The Company recorded a provision for income taxes of $5.8 million and $0.8 million for the three months ended April 30, 2026 and 2025, respectively. The income tax provision during the three months ended April 30, 2026 was primarily due to an increase in pre-tax income, as well as tax deficiencies on stock-based compensation arising during the period.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended January 31, 2026, the Company achieved cumulative U.S. income, measured as pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of the Company’s taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, the Company concluded that it was more likely than not that its U.S. federal and certain state deferred tax assets will be realizable which resulted in a release in its U.S. valuation allowance, with the exception of certain state deferred tax assets that will not be realized in the future. Furthermore, based on available evidence, the Company believes it is more likely than not that certain non-U.S. deferred tax assets will not be fully realizable in the future. The Company continues to maintain a valuation allowance against such deferred tax assets. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
United States	$86,015	$86,030
International	34,952	33,775
Total	$120,967	$119,805

Other than the United States, no other individual country accounted for 10% or more of revenue for the three months ended April 30, 2026 or 2025.

As of April 30, 2026, 64% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 13% were located in Canada, and 12% were located in Portugal.

As of January 31, 2026, 64% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 14% were located in Portugal, and 13% were located in Canada.

Note 16. Subsequent Events
On May 11, 2026, the Company announced that Jennifer Tejada resigned from her position as Chief Executive Officer of the Company. As part of her transition, the Company entered into a transition agreement dated May 11, 2026. On the same date, John DiLullo was appointed to succeed Ms. Tejada as the Company’s new Chief Executive Officer. Ms. Tejada remains Executive Chair of the Company’s board of directors, and will continue to serve as a non-employee member of the Company’s board of directors until the Company’s 2027 annual meeting of stockholders.
In May 2026, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $100.0 million (the “2026 Share Repurchase Program”). Share repurchases under the 2026 Share Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The 2026 Share Repurchase Program expires in May 2028, unless extended or shortened by the Board of Directors, and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of PagerDuty, Inc. and its wholly-owned subsidiaries, and subsidiaries in which PagerDuty, Inc. holds a controlling interest (“PagerDuty,” “we,” “us” or “our”) should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes in our Annual Report on Form 10-K for the year ended January 31, 2026. You should review the sections titled “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, adverse effects on our business and general economic conditions as identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Except as otherwise noted, all references to fiscal 2027 refer to the fiscal year ending January 31, 2027.

Overview and Business Model

PagerDuty, Inc. transforms critical work for modern business by building operational resilience, reducing risk, improving customer experience, and driving operational efficiency across digital operations. As a global leader in digital operations management since 2009, PagerDuty helps enterprises manage the complex web of infrastructure, applications, and systems that power today's digital experiences. The PagerDuty Operations Cloud sits at the center of the enterprise technology stack as a system of intelligence and action, ingesting signals from over 750 integrations—including monitoring, observability, security, customer service, and development tools—to orchestrate the right response across people, machines, and software.

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

Over more than a decade, we have built one of the industry's most comprehensive integration ecosystems, with over 750 direct integrations spanning monitoring tools, cloud platforms, collaboration systems, ITSM solutions, and business applications. We also support the Model Context Protocol (“MCP”), enabling seamless integration with AI agents and large language model-powered tools to extend our platform's capabilities into emerging AI workflows. This deep integration fabric allows our customers to gather and correlate digital signals from across their entire technology stack – both modern cloud-native and legacy systems – without the friction of context switching or manual data aggregation.

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

While the PagerDuty platform serves organizations of all sizes, we have strategically focused our go-to-market investments, including our enterprise field sales organization, on serving enterprise customers where we see the greatest opportunity for platform adoption and expansion. Today, nearly half of the Fortune 500 and approximately two-thirds of the Fortune 100 rely on PagerDuty as mission-critical infrastructure. Our enterprise customers represent the majority of our revenue and demonstrate strong retention and expansion characteristics.

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

ARR was as follows as of the dates indicated (in millions):

	As of April 30,
	2026	2025
ARR	$495.6	$496.0

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

	As of April 30,
	2026	2025
Customers	15,380	15,247
Customers with greater than $100.0 thousand in ARR	860	848

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

	Last 12 months ended April 30,
	2026	2025
Dollar-based net retention rate	97%	104%

Results of Operations

Three months ended April 30, 2026 compared to three months ended April 30, 2025

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended April 30,
	2026		2025
Revenue	$120,967	100.0%	$119,805	100.0%
Cost of revenue(1)	19,020	15.7%	19,184	16.0%
Gross profit	101,947	84.3%	100,621	84.0%

Operating expenses:
Research and development(1)	29,988	24.8%	34,048	28.4%
Sales and marketing(1)	39,610	32.7%	50,045	41.8%
General and administrative(1)	23,166	19.2%	26,855	22.4%
Total operating expenses	92,764	76.7%	110,948	92.6%
Income (loss) from operations	9,183	7.6%	(10,327)	(8.6)%

Interest income	3,926	3.2%	6,011	5.0%
Interest expense	(2,107)	(1.7)%	(2,364)	(2.0)%
Other income (expense), net	(71)	(0.1)%	114	0.1%
Income (loss) before provision for income taxes	10,931	9.0%	(6,566)	(5.5)%
Provision for income taxes	5,801	4.8%	813	0.7%
Net income (loss)	$5,130	4.2%	$(7,379)	(6.2)%
Net loss attributable to redeemable non-controlling interest	(153)	(0.1)%	(217)	(0.2)%
Net income (loss) attributable to PagerDuty, Inc.	$5,283	4.4%	$(7,162)	(6.0)%
Less: Adjustment attributable to redeemable non-controlling interest	(4,963)	(4.1)%	(665)	(0.6)%
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$10,246	8.5%	$(6,497)	(5.4)%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended April 30,
	2026	2025
Cost of revenue	$849	$1,097
Research and development	6,137	9,840
Sales and marketing	4,184	6,219
General and administrative	6,793	8,597
Total	$17,963	$25,753

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

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2026	2025	$	%
Revenue	$120,967	$119,805	$1,162	1.0%

Revenue increased primarily due to growth from new and existing customers. The growth from existing customers was primarily driven by upsell of additional products and services.

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2026	2025	$	%
Cost of revenue	$19,020	$19,184	$(164)	(0.9)%
Gross margin	84.3%	84.0%

The decrease in cost of revenue is primarily due to: (i) a decrease of $1.0 million in amortization of acquired intangible assets; (ii) a decrease of $0.6 million in outside services spend for the customer service team; (iii) a decrease of $0.4 million in merchant fees; and (iv) a decrease of $0.1 million in training and travel-related costs; offset by (v) an increase of $1.2 million in hosting, software, and telecom costs; (vi) an increase of $0.4 million in personnel costs, primarily related to increases in commissions and bonuses; (vii) an increase of $0.3 million in costs to support the business and related infrastructure, which include allocated overhead costs; and (viii) an increase of $0.1 million in amortization of capitalized software.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$29,988	$34,048	$(4,060)	(11.9)%
Sales and marketing	39,610	50,045	(10,435)	(20.9)%
General and administrative	23,166	26,855	(3,689)	(13.7)%
Total operating expenses	$92,764	$110,948	$(18,184)	(16.4)%

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

Research and development expenses decreased primarily due to: (i) a decrease of $5.4 million in personnel costs primarily as a result of a decrease in stock-based compensation; offset by (ii) an increase of $1.1 million in costs to support the business and related infrastructure, which include allocated overhead costs; and (iii) an increase of $0.4 million in outside services spend.

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

Sales and marketing expenses decreased primarily due to: (i) a decrease of $6.9 million in personnel costs, driven largely by a decrease in headcount and a decrease in stock-based compensation; (ii) a decrease of $1.2 million in training and travel-related costs; (iii) a decrease of $1.0 million in marketing costs for media campaigns; (iv) a decrease of $0.5 million in costs to support the business and related infrastructure, which include allocated overhead costs; and (v) a decrease of $0.5 million in credit loss expense.

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

General and administrative expenses decreased primarily due to: (i) a decrease of $1.9 million in personnel costs, driven largely by a decrease in headcount and a decrease in stock-based compensation; (ii) a decrease of $1.8 million in outside services spend for consulting services; and (iii) a decrease of $0.2 million in insurance, business taxes, and licenses costs; offset by (iv) an increase of $0.2 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Income (Expense)

The following table sets forth our non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Three months ended April 30,		Change
	2026	2025	$	%
Interest income	$3,926	$6,011	$(2,085)	(34.7)%
Interest expense	$(2,107)	$(2,364)	$257	(10.9)%
Other (expense) income, net	$(71)	$114	$(185)	(162.3)%
Provision for income taxes	$5,801	$813	$4,988	613.5%

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

Interest expense decreased primarily due to a decrease in interest expense related to our convertible notes, driven by the repayment of the 2025 Notes during the year ended January 31, 2026 .

Other (expense) income, net: Other (expense) income, net primarily consists of foreign currency transaction gains and losses.

The change in other (expense) income, net was due to fluctuations in foreign currency during the period.

Provision for income taxes: Provision for income taxes consists primarily of income taxes in certain foreign and U.S. jurisdictions in which we conduct business.

The change in provision for income taxes is primarily attributable to an increase in pre-tax income, as well as tax deficiencies from stock-based compensation.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence in the various jurisdictions in which we operate related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended January 31, 2026, we achieved cumulative U.S. income, measured as pre-tax income adjusted for permanent book-tax differences. Based on all available positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and taking into account anticipated future taxable earnings, we concluded that it was more likely than not that our U.S. federal and certain state deferred tax assets will be realizable, which resulted in a release of our U.S. valuation allowance, with the exception of certain state deferred tax assets that will not be realized in the future. Furthermore, based on available evidence, we believe it is more likely than not that certain non-U.S. deferred tax assets will not be fully realizable in the future. We continue to maintain a valuation allowance against such deferred tax assets. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

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

Income tax effects and adjustments: Based on PagerDuty’s financial outlook for fiscal 2027, PagerDuty is utilizing a projected non-GAAP tax rate of 20%. For fiscal 2026, PagerDuty used a projected non-GAAP tax rate of 22%. PagerDuty uses a projected non-GAAP tax rate in order to provide better consistency across the interim reporting periods by eliminating the impact of non-recurring and period specific items, which can vary in size and frequency. PagerDuty's estimated tax rate on non-GAAP income is determined annually and may be adjusted during the year to take into account events or trends that PagerDuty believes materially impact the estimated annual rate including, but not limited to, significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses and other significant events.

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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Gross profit	$101,947	$100,621
Add:
Stock-based compensation	849	1,097
Employer taxes related to employee stock transactions	11	38
Amortization of acquired intangible assets	320	1,273
Restructuring costs	332	—
Non-GAAP gross profit	$103,459	$103,029

Revenue	$120,967	$119,805
Gross margin	84.3%	84.0%
Non-GAAP gross margin	85.5%	86.0%

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as income (loss) from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, acquisition-related expenses, restructuring costs, and shareholder matters, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Income (loss) from operations	$9,183	$(10,327)
Add:
Stock-based compensation	17,963	25,753
Employer taxes related to employee stock transactions	226	718
Amortization of acquired intangible assets	940	1,906
Acquisition-related expenses	—	228
Restructuring costs	1,431	3,811
Shareholder matters	—	2,270
Non-GAAP operating income	$29,743	$24,359

Revenue	$120,967	$119,805
Operating margin	7.6%	(8.6)%
Non-GAAP operating margin	24.6%	20.3%

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net income (loss) attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, restructuring costs, shareholder matters, adjustment attributable to redeemable non-controlling interest, and income tax effects and adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Net income (loss) attributable to PagerDuty, Inc. common stockholders	$10,246	$(6,497)
Add:
Stock-based compensation	17,963	25,753
Employer taxes related to employee stock transactions	226	718
Amortization of debt issuance costs	595	677
Amortization of acquired intangible assets	940	1,906
Acquisition-related expenses	—	228
Restructuring costs	1,431	3,811
Shareholder matters	—	2,270
Adjustment attributable to redeemable non-controlling interest	(4,963)	(665)
Income tax effects and adjustments	(616)	(5,522)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$25,822	$22,679

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025
Net cash provided by operating activities	$44,283	$30,670
Purchases of property and equipment	(965)	(441)
Capitalization of software costs	(2,126)	(1,243)
Free cash flow	$41,192	$28,986
Net cash used in investing activities	$(5,073)	$(1,682)
Net cash used in financing activities	$(67,608)	$(3,955)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of April 30, 2026, our principal sources of liquidity were cash and cash equivalents and investments totaling $444.0 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

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

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2026, we had deferred revenue of $243.4 million, of which $240.6 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Programs

In March 2025, we announced that our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. In August 2025, our Board of Directors approved an additional $50.0 million under the 2025 Share Repurchase Program, thus allowing for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200.0 million. No other changes were made to the program. The 2025 Share Repurchase Program did not obligate us to acquire a specified number of shares, and could be suspended, modified, or terminated at any time, without prior notice. During the three months ended April 30, 2026, we repurchased 8,532,838 shares of common stock through open market purchases at an average per share price of $7.40, completing the 2025 Share Repurchase Program, and retired 8,896,106 shares, which includes 363,268 which remained on the consolidated balance sheet as of January 31, 2026. Under the 2025 Share Repurchase Program, we repurchased a total of 18,606,569 shares of common stock through open market purchases at an average per share price of $10.75 for a total repurchase price of $200.0 million. As of April 30, 2026, all repurchased shares have been retired.

Future Contractual Obligations

Our estimated future obligations as of April 30, 2026 include both current and long-term obligations. Our debt obligations total $396.3 million, all of which is long-term. Additionally, we had $1.0 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $5.2 million and a long-term obligation of $11.2 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of April 30, 2026, not including any future optional renewal periods.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the three months ended April 30, 2026, decreasing our total cash balance by $0.1 million as of April 30, 2026 and a positive effect on cash in the three months ended April 30, 2025, increasing our total cash balance by $0.3 million as of April 30, 2025.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Three months ended April 30,
	2026	2025	$ Change
Net cash provided by operating activities	$44,283	$30,670	$13,613
Net cash used in investing activities	(5,073)	(1,682)	(3,391)
Net cash used in financing activities	(67,608)	(3,955)	(63,653)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(124)	335	(459)
Net change in cash, cash equivalents, and restricted cash	$(28,522)	$25,368	$(53,890)

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating income (loss) performance due to the 1.0% increase in revenue, along with a 16.4% decrease in operating expenses. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities increased, primarily due to a decrease in proceeds from maturities of available-for-sale investments, offset by an increase in purchases of available-for-sale investments.

Financing Activities

Net cash used in financing activities increased, primarily due to an increase in repurchases of common stock, a decrease in proceeds of issuance from common stock upon exercise of stock options, and a decrease in employee payroll taxes related to the net share settlement of restricted stock units.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10. Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $1.0 million of irrevocable standby letters of credit outstanding as of April 30, 2026. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

Critical Accounting Estimates

For a description of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended January 31, 2026. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended January 31, 2026 .

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk from the information provided in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for year ended January 31, 2026:

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend upon the continued services of our management team and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and may be sold in the public markets, generating significant proceeds, which may reduce their motivation to continue to work for us. The loss of one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements. In May 2026, we announced the succession of our Chief Executive Officer, Jennifer Tejada, and the appointment of a new Chief Executive Officer, John DiLullo. Additionally, in November 2025, we announced the planned retirement of Howard Wilson, our Chief Financial Officer, and are conducting a search for a successor. While we are taking steps to ensure orderly leadership transitions, any disruption during this process, difficulty attracting a qualified replacement for our Chief Financial Officer, or loss of institutional knowledge could adversely affect our financial operations, internal controls, strategic planning, and investor confidence. Further, such changes may create uncertainty or present challenges related to continuity of our business, preservation of our culture, and our ability to attract and retain highly qualified personnel. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, and we cannot ensure that we would be able to timely replace members of our senior management or other key employees should any of them depart.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended April 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
February 1 - 28, 2026	4,694,162	$7.48	4,694,162	28,021
March 1 - 31, 2026	3,838,676	$7.30	3,838,676	—
April 1 - 30, 2026	—	$—	—	—
Total	8,532,838		8,532,838
(1) In March 2025, our Board of Directors authorized a stock repurchase program of up to $150.0 million of our common stock, which was subsequently increased to $200.0 million in August 2025. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. The share repurchase program was completed in March 2026, as the dollar value of shares to be repurchased as authorized by the Board of Directors was reached. See Note 12. Common Stock and Stockholders’ Equity elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 401(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.1	Transition Agreement for Jennifer Tejada effective May 11, 2026					X
10.2	Offer Letter by and between PagerDuty, Inc. and John DiLullo					X
10.3	Sign-On Bonus Letter by and between PagerDuty, Inc. and John DiLullo					X
10.4	Amended and Restated Employee Stock Purchase Plan Offering Document					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

PAGERDUTY, INC.
(registrant)

May 28, 2026	/s/ John DiLullo
Date	John DiLullo
Chief Executive Officer
(Principal Executive Officer)

May 28, 2026	/s/ Owen Howard Wilson
Date	Owen Howard Wilson
Chief Financial Officer
(Principal Financial Officer)

May 28, 2026	/s/ Paul Underwood
Date	Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)