Form 10-Q
period 2026-07-31
PagerDuty, Inc.
filed 2026-08-27
CIK 1568100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

The total number of shares of common stock outstanding as of August 25, 2026, was 78,649,873.

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
•our ability to attract and retain executives and employees we need to support our operations and growth and the impact of our recent restructuring on those abilities;
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

Such forward-looking statements are based on our expectations as of the date of this filing and are subject to a number of risks, uncertainties and assumptions, including, but not limited to, risks detailed in the “Risk Factors” section of this Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC, that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks are continually emerging. It is not possible for us to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAGERDUTY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$233,651	$237,402
Investments	236,392	232,436
Accounts receivable, net of allowance for credit losses of $838 and $1,175 as of July 31, 2026 and January 31, 2026, respectively	71,738	108,430
Deferred contract costs, current	18,351	18,401
Prepaid expenses and other current assets	18,983	15,570
Total current assets	579,115	612,239
Property and equipment, net	34,355	29,192
Deferred contract costs, non-current	24,982	25,010
Lease right-of-use assets	11,325	12,509
Goodwill	137,401	137,401
Intangible assets, net	13,765	15,645
Deferred tax assets	153,657	153,657
Other assets	3,719	4,862
Total assets	$958,319	$990,515

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities:
Accounts payable	$5,581	$6,718
Accrued expenses and other current liabilities	18,288	19,868
Accrued compensation	23,810	25,856
Deferred revenue, current	233,528	246,451
Lease liabilities, current	6,010	5,000
Total current liabilities	287,217	303,893
Convertible senior notes, net, non-current	396,930	395,729
Deferred revenue, non-current	2,462	2,483
Lease liabilities, non-current	9,877	12,598
Other liabilities	14,929	5,147
Total liabilities	711,415	719,850

Commitments and contingencies (Note 10)
Redeemable non-controlling interest (Note 3)	14,943	17,072

Stockholders' equity
Common stock	—	—
Additional paid-in capital	649,436	679,410
Accumulated other comprehensive loss	(1,128)	(183)
Accumulated deficit	(408,729)	(421,797)
Treasury stock	(7,618)	(3,837)
Total stockholders’ equity	231,961	253,593
Total liabilities, redeemable non-controlling interest, and stockholders' equity	$958,319	$990,515

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenue	$124,436	$123,411	$245,403	$243,216
Cost of revenue	20,037	19,001	39,057	38,185
Gross profit	104,399	104,410	206,346	205,031

Operating expenses:
Research and development	30,897	30,897	60,885	64,945
Sales and marketing	38,325	44,456	77,935	94,501
General and administrative	24,938	25,491	48,104	52,346
Total operating expenses	94,160	100,844	186,924	211,792
Income (loss) from operations	10,239	3,566	19,422	(6,761)

Interest income	4,101	6,149	8,027	12,160
Interest expense	(2,113)	(2,286)	(4,220)	(4,650)
Other (expense) income, net	(157)	120	(228)	234
Income before provision for (benefit from) income taxes	12,070	7,549	23,001	983
Provision for (benefit from) income taxes	4,357	(1,865)	10,158	(1,052)
Net income	$7,713	$9,414	$12,843	$2,035
Net loss attributable to redeemable non-controlling interest	(72)	(161)	(225)	(378)
Net income attributable to PagerDuty, Inc.	$7,785	$9,575	$13,068	$2,413
Less: Adjustment attributable to redeemable non-controlling interest	3,059	(202)	(1,904)	(867)
Net income attributable to PagerDuty, Inc. common stockholders	$4,726	$9,777	$14,972	$3,280

Weighted average shares used in calculating net income per share
Basic	77,334	92,600	77,980	91,997
Diluted	79,141	94,198	79,294	93,895
Net income per share attributable to PagerDuty, Inc. common stockholders
Basic	$0.06	$0.11	$0.19	$0.04
Diluted	$0.06	$0.10	$0.19	$0.03

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Net income	$7,713	$9,414	$12,843	$2,035
Unrealized loss on investments	(431)	(365)	(1,007)	(209)
Foreign currency translation adjustments	18	34	62	21
Total comprehensive income	$7,300	$9,083	$11,898	$1,847
Less: comprehensive loss attributable to redeemable non-controlling interest
Net loss attributable to redeemable non-controlling interest	(72)	(161)	(225)	(378)
Comprehensive loss attributable to redeemable non-controlling interest	(72)	(161)	(225)	(378)
Comprehensive income attributable to PagerDuty, Inc.	$7,372	$9,244	$12,123	$2,225

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three months ended July 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of April 30, 2026	76,658,958	$—	$633,760	$(715)	$(416,514)	—	$—	$216,531
Issuance of common stock upon exercise of stock options	874,554	—	1,788	—	—	—	—	1,788
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	660,063	—	(3,504)	—	—	—	—	(3,504)
Issuance of common stock in connection with the employee stock purchase plan	456,298	—	3,479	—	—	—	—	3,479
Other comprehensive loss	—	—	—	(413)	—	—	—	(413)
Repurchases of common stock	—	—	—	—	—	(799,112)	(7,618)	(7,618)
Stock-based compensation	—	—	16,972	—	—	—	—	16,972
Adjustment to redeemable non-controlling interest	—	—	(3,059)	—	—	—	—	(3,059)
Net income attributable to PagerDuty, Inc.	—	—	—	—	7,785	—	—	7,785
Balance as of July 31, 2026	78,649,873	$—	$649,436	$(1,128)	$(408,729)	(799,112)	$(7,618)	$231,961

	Six months ended July 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of January 31, 2026	84,979,482	—	679,410	(183)	(421,797)	(363,268)	(3,837)	253,593
Issuance of common stock upon exercise of stock options	876,554	—	1,792	—	—	—	—	1,792
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,233,645	—	(5,660)	—	—	—	—	(5,660)
Issuance of common stock in connection with employee stock purchase plan	456,298	—	3,479	—	—	—	—	3,479
Other comprehensive loss	—	—	—	(945)	—	—	—	(945)
Repurchases of common stock	—	—	—	—	—	(9,331,950)	(70,908)	(70,908)
Retirement of treasury stock	(8,896,106)	—	(67,127)	—	—	8,896,106	67,127	—
Stock-based compensation	—	—	35,638	—	—	—	—	35,638
Adjustment to redeemable non-controlling interest	—	—	1,904	—	—	—	—	1,904
Net income attributable to PagerDuty, Inc.	—	—	—	—	13,068	—	—	13,068
Balance as of July 31, 2026	78,649,873	—	649,436	(1,128)	(408,729)	(799,112)	(7,618)	231,961

	Three months ended July 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2026	92,154,287	$—	$748,331	$(342)	$(602,332)	$145,657
Issuance of common stock upon exercise of stock options	19,758	—	208	—	—	208
Vesting of restricted stock units, net of employee payroll taxes	686,682	—	(6,411)	—	—	(6,411)
Issuance of common stock in connection with the employee stock purchase plan	377,811	—	4,618	—	—	4,618
Other comprehensive loss	—	—	—	(331)	—	(331)
Stock-based compensation	—	—	27,191	—	—	27,191
Adjustment to redeemable non-controlling interest	—	—	202	—	—	202
Net income attributable to PagerDuty, Inc.	—	—	—	—	9,575	9,575
Balance as of July 31, 2026	93,238,538	$—	$774,139	$(673)	$(592,757)	$180,709

	Six months ended July 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	91,082,604	$—	$725,483	$(485)	$(595,170)	$129,828
Issuance of common stock upon exercise of stock options	473,951	—	3,810	—	—	3,810
Vesting of restricted stock units and performance stock units, net of employee payroll taxes	1,304,172	—	(13,968)	—	—	(13,968)
Issuance of common stock in connection with the employee stock purchase plan	377,811	—	4,618	—	—	4,618
Other comprehensive loss	—	—	—	(188)	—	(188)
Stock-based compensation	—	—	53,329	—	—	53,329
Adjustment to redeemable non-controlling interest	—	—	867	—	—	867
Net income attributable to PagerDuty, Inc.	—	—	—	—	2,413	2,413
Balance as of July 31, 2025	93,238,538	$—	$774,139	$(673)	$(592,757)	$180,709

See accompanying notes to unaudited condensed consolidated financial statements.

PAGERDUTY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended July 31,
	2026	2025
Cash flows from operating activities:
Net income attributable to PagerDuty, Inc. common stockholders	$14,972	$3,280
Net loss and adjustment attributable to redeemable non-controlling interest	(2,129)	(1,245)
Net income	12,843	2,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,955	7,084
Amortization of deferred contract costs	10,533	11,217
Amortization of debt issuance costs	1,201	1,332
Stock-based compensation	34,435	51,713
Non-cash lease expense	1,980	893
Deferred income taxes	9,850	(1,624)
Other	(623)	(1,367)
Changes in operating assets and liabilities:
Accounts receivable	36,661	36,529
Deferred contract costs	(10,502)	(10,243)
Prepaid expenses and other assets	(3,347)	(428)
Accounts payable	(1,129)	(459)
Accrued expenses and other liabilities	758	(5,394)
Accrued compensation	(2,237)	(9,332)
Deferred revenue	(12,734)	(15,930)
Lease liabilities	(2,415)	(1,382)
Net cash provided by operating activities	81,229	64,644
Cash flows from investing activities:
Purchases of property and equipment	(3,191)	(1,315)
Capitalized software costs	(4,063)	(4,136)
Purchases of available-for-sale investments	(86,301)	(92,317)
Proceeds from maturities of available-for-sale investments	81,951	88,910
Proceeds from sales of available-for-sale investments	—	1,248
Purchases of non-marketable equity investments	—	(1,250)
Proceeds from liquidation of non-marketable equity investments	894	—
Net cash used in investing activities	(10,710)	(8,860)
Cash flows from financing activities:
Repurchases of common stock	(72,933)	—
Excise tax paid on repurchases of common stock	(808)	—
Repayments of convertible senior notes	—	(57,500)
Proceeds from employee stock purchase plan	3,479	4,618
Proceeds from issuance of common stock upon exercise of stock options	1,792	3,810
Employee payroll taxes paid related to net share settlement of restricted stock units	(5,660)	(13,968)
Net cash used in financing activities	(74,130)	(63,040)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(140)	113
Net change in cash, cash equivalents, and restricted cash	(3,751)	(7,143)
Cash, cash equivalents, and restricted cash at beginning of period	238,481	348,328
Cash, cash equivalents, and restricted cash at end of period	$234,730	$341,185

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$233,651	$339,712
Restricted cash in other long-term assets	1,079	1,473
Total cash, cash equivalents, and restricted cash	$234,730	$341,185

Supplemental cash flow data:
Cash paid for income taxes	$1,244	$961
Cash paid for interest	$3,019	$3,378
Non-cash investing and financing activities:
Purchase of property and equipment, accrued but not yet paid	$714	$403
Stock-based compensation capitalized in software costs	$1,306	$1,900
Bonuses capitalized in software costs	$217	$237
Repurchases of common stock in transit	$141	$—

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

In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and comprehensive income, stockholders’ equity, and cash flows. The results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the full year ending January 31, 2027 or for any other interim period, or for any future year.

The Company’s fiscal year ends on January 31. References to fiscal 2027 refer to the fiscal year ending January 31, 2027.

Reclassification

Certain reclassifications of prior period amounts have been made in the Company’s condensed consolidated statements of cash flows to conform to the current period presentation. The Company has reclassified the change in deferred tax assets from the prepaid expenses and other assets line item to the deferred income taxes line item and the change in deferred tax liabilities from the accrued expenses and other liabilities line item to the deferred income taxes line item on the accompanying condensed consolidated statements of cash flows. This reclassification had no effect on the reported net cash provided by operating activities.

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

No single customer accounted for 10% or more of the total accounts receivable balance as of July 31, 2026 or January 31, 2026. No single customer accounted for 10% or more of revenue for the three and six months ended July 31, 2026 or 2025.

Segment Information

The Company manages its operations and allocates resources as one operating segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses consolidated net income to measure segment profit or loss, allocate resources, make operating decisions, and assess performance through monitoring and evaluation of forecast versus actual results. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Net income is the Company’s primary measure of profit or loss. Significant expenses within net income include cost of revenue, research and development, sales and marketing, and general and administrative, which each are separately presented on the condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 12. Common Stock and Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, interest expense, other expense, net, and provision for (benefit from) income taxes on the condensed consolidated statements of operations. Refer to Note 15. Geographic Information for information regarding the Company's long-lived assets and revenue by geography.

Related Party Transactions

Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company had no material related party transactions in the three and six months ended July 31, 2026 and 2025.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K.

Restricted Cash

The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of July 31, 2026 and January 31, 2026, the Company had restricted cash of $1.1 million, all of which was classified as non-current and included in other assets on the condensed consolidated balance sheets.

Recently Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted this ASU in the first quarter of the current fiscal year. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2026, this ASU did not have a material impact on the Company’s financial statements.

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

The following table summarizes the activity in the redeemable non-controlling interest for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Balance at beginning of period	$11,956	$17,335	$17,072	$18,217
Net loss attributable to redeemable non-controlling interest	(72)	(161)	(225)	(378)
Adjustments to redeemable non-controlling interest	3,059	(202)	(1,904)	(867)
Balance at end of period	$14,943	$16,972	$14,943	$16,972

Note 4. Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and investments consisted of the following as of the dates indicated (in thousands):

	July 31, 2026	January 31, 2026
Cash and cash equivalents:
Cash	$69,422	$51,006
Money market funds	162,530	185,205
Commercial paper	1,699	1,191
Total cash and cash equivalents	$233,651	$237,402

Available-for-sale investments:
U.S. Treasury securities	$56,735	$60,429
Commercial paper	2,972	2,218
Corporate debt securities	151,320	143,490
U.S. Government agency securities	25,365	26,299
Total available-for-sale investments	$236,392	$232,436

The following tables summarize the amortized cost, net unrealized gains (losses), and fair value of the Company’s investments by significant investment category as of the dates indicated (in thousands). Gross realized gains or losses from sales of available-for-sale securities were not material for the three and six months ended July 31, 2026 and 2025.

	July 31, 2026
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$56,849	$(114)	$56,735
Commercial paper	2,973	(1)	2,972
Corporate debt securities	151,822	(502)	151,320
U.S. Government agency securities	25,434	(69)	25,365
Total available-for-sale investments	$237,078	$(686)	$236,392

	January 31, 2026
	Amortized Cost	Unrealized Gain (Loss), Net	Estimated Fair Value
Available-for-sale investments:
U.S. Treasury securities	$60,357	$72	$60,429
Commercial paper	2,218	—	2,218
Corporate debt securities	143,257	233	143,490
U.S. Government agency securities	26,283	16	26,299
Total available-for-sale investments	$232,115	$321	$232,436

The following tables present the Company’s available-for-sale securities by contractual maturity date as of the dates indicated (in thousands):

	July 31, 2026
	Amortized Cost	Fair Value
Due within one year	$137,068	$136,904
Due between one to five years	100,010	99,488
Total	$237,078	$236,392

	January 31, 2026
	Amortized Cost	Fair Value
Due within one year	$142,032	$142,237
Due between one to five years	90,083	90,199
Total	$232,115	$232,436

As of July 31, 2026, there were 118 securities in an unrealized loss position with an aggregate fair value of $197.6 million, none of which were in a continuous unrealized loss position for more than 12 months. As of January 31, 2026, there were 43 securities in an unrealized loss position with an aggregate fair value of $64.6 million, none of which were in a continuous unrealized loss position for more than 12 months.

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

The following tables present information about the Company’s financial assets that are required to be measured or disclosed at fair value using the above input categories as of the dates indicated (in thousands):

	As of July 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$162,530	$—	$—	$162,530
U.S. Treasury securities	—	56,735	—	56,735
Commercial paper	—	4,671	—	4,671
Corporate debt securities	—	151,320	—	151,320
U.S. Government agency securities	—	25,365	—	25,365
Total	$162,530	$238,091	$—	$400,621
Included in cash equivalents				$164,229
Included in investments				$236,392

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$185,205	$—	$—	$185,205
U.S. Treasury securities	—	60,429	—	60,429
Commercial paper	—	3,409	—	3,409
Corporate debt securities	—	143,490	—	143,490
U.S. Government agency securities	—	26,299	—	26,299
Total	$185,205	$233,627	$—	$418,832
Included in cash equivalents				$186,396
Included in investments				$232,436

The Company’s assets that are measured by management at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2026 and January 31, 2026, the Company’s Level 2 securities are measured at fair value and classified within Level 2 in the fair value hierarchy because the Company uses quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data or alternative pricing sources and models using market observable inputs to determine fair value.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Convertible Senior Notes

As of July 31, 2026, the estimated fair value of the Company’s 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) was approximately $379.5 million. The fair value was determined based on the quoted price for the 2028 Notes in an inactive market on the last trading day of the reporting period and are considered as Level 2 in the fair value hierarchy.

Note 6. Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated (in thousands):

	July 31, 2026	January 31, 2026
Leasehold improvements	$11,167	$8,641
Computers and equipment	5,642	7,607
Furniture and fixtures	5,427	4,884
Capitalized software	46,178	40,593
Gross property and equipment(1)	68,414	61,725
Accumulated depreciation and amortization	(34,059)	(32,533)
Property and equipment, net	$34,355	$29,192
(1) Gross property and equipment includes construction-in-progress for capitalized software and leasehold improvements of $14.0 million and $15.8 million that had not yet been placed in service as of July 31, 2026 and January 31, 2026, respectively. The costs associated with construction-in-progress are not amortized until the asset is available for its intended use.

Depreciation and amortization expense was $1.9 million and $1.8 million for the three months ended July 31, 2026 and 2025, respectively, and $4.0 million and $3.9 million for the six months ended July 31, 2026 and 2025, respectively.

Note 7. Deferred Contract Costs

Deferred contract costs, which primarily consist of deferred sales commissions, were $43.3 million and $43.4 million as of July 31, 2026 and January 31, 2026, respectively. Amortization expense for deferred contract costs was $5.3 million and $5.7 million for the three months ended July 31, 2026 and 2025, respectively, and $10.5 million and $11.2 million for the six months ended July 31, 2026 and 2025, respectively. There was no impairment charge related to the costs capitalized for the periods presented.

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

In June 2023, the Company entered into a sublease for a portion of its San Francisco office location. The sublease term ended during the six months ended July 31, 2025. Sublease income, which was recorded as a reduction of rent expense, was zero for the three and six months ended July 31, 2026 and the three months ended July 31, 2025, and was immaterial for the six months ended July 31, 2025.

The following table presents information about leases on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	July 31, 2026	January 31, 2026
Assets:
Lease right-of-use assets	$11,325	$12,509
Liabilities:
Lease liabilities, current	$6,010	$5,000
Lease liabilities, non-current	$9,877	$12,598

As of July 31, 2026 and January 31, 2026, the weighted average remaining lease term was 3.1 years and 3.6 years, respectively. As of July 31, 2026 and January 31, 2026, the weighted average discount rate used to determine the net present value of the lease liabilities was 6.0% and 5.9%, respectively.

The following table presents information about leases on the condensed consolidated statement of operations for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Operating lease expense	$1,139	$814	$2,296	$1,400
Short-term lease expense	534	341	1,017	922
Variable lease expense	307	379	644	608

The following table presents supplemental cash flow information about the Company’s leases for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,428	$875	$2,630	$2,273

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

Accounting for the 2025 Notes and the 2028 Notes

The 2028 Notes are, and the 2025 Notes, prior to their repayment were, accounted for as a single liability measured at their amortized cost, as no other embedded features require bifurcation and recognition as derivatives. As of July 31, 2026, the 2028 Notes are classified as non-current liabilities. Issuance costs are amortized to interest expense over the contractual term of the 2028 Notes at an effective interest rate of 2.13%.

The net carrying amount of the 2028 Notes was as follows as of the dates indicated (in thousands):

	As of July 31, 2026	As of January 31, 2026
Principal	$402,500	$402,500
Unamortized issuance costs	(5,570)	(6,771)
Net carrying amount	$396,930	$395,729

Interest expense recognized related to the 2028 Notes and the 2025 Notes was as follows for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Contractual interest expense	$1,507	$1,632	$3,019	$3,318
Amortization of debt issuance costs	606	654	1,201	1,332
Total interest expense related to the 2025 Notes and the 2028 Notes	$2,113	$2,286	$4,220	$4,650

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

The 2028 Capped Calls each have an initial strike price of approximately $27.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2028 Notes, and an initial cap price of $42.90 per share, subject to certain adjustments. The 2028 Capped Calls cover, subject to anti-dilution adjustments, approximately 14.7 million shares of the Company’s common stock. The 2028 Capped Calls are subject to automatic exercise over a 60 trading day period commencing on July 20, 2028, subject to earlier termination under certain circumstances and may be settled in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. The 2028 Capped Calls remain outstanding as of July 31, 2026.

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

In the ordinary course of business, the Company may agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. As permitted under Delaware law, the Company has entered into indemnification agreements with its directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that the Company is aware of that could have a material effect on its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, or consolidated statements of cash flows.

Note 11. Deferred Revenue and Performance Obligations

The following table presents the changes to the Company’s deferred revenue for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Deferred revenue, beginning of period	$243,367	$239,712	$248,934	$245,752
Billings	117,059	113,613	232,459	227,378
Revenue recognized	(124,436)	(123,411)	(245,403)	(243,216)
Deferred revenue, end of period	$235,990	$229,914	$235,990	$229,914

For the three and six months ended July 31, 2026 and 2025, the majority of revenue recognized was from the deferred revenue balances at the beginning of each period.

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

As of July 31, 2026, total transaction price allocated to remaining non-cancelable performance obligations under cloud-hosted and term-license software subscription contracts with customers was approximately $426 million. Of this amount, the Company expects to recognize revenue of approximately $309 million, or 73%, over the next 12 months, $94 million, or 22%, over months 13 to 24, and the remainder thereafter.

Note 12. Common Stock and Stockholders’ Equity

Common Stock Repurchases
In March 2025, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $150.0 million of the Company’s common stock (the “2025 Share Repurchase Program”), which was subsequently increased to $200.0 million in August 2025. During the six months ended July 31, 2026, the Company repurchased a total of 8,532,838 shares under the 2025 Share Repurchase Program and subsequently retired 8,896,106 shares, which includes 363,268 shares that remained in treasury stock as of January 31, 2026. No shares were repurchased or retired under the 2025 Share Repurchase program during the three months ended July 31, 2026. As of July 31, 2026, the 2025 Share Repurchase Program was complete and none of the total amount authorized to be repurchased remained available.

In May 2026, the Company’s Board of Directors authorized a share repurchase program for the repurchase of shares of the Company’s common stock, in an aggregate amount of up to $100 million (the “2026 Share Repurchase Program”). Share repurchases under the 2026 Share Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other legally permissible means, including pursuant to Rule 10b5-1 trading plans. The 2026 Share Repurchase Program expires in May 2028, unless extended or shortened by the Board of Directors, and does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. During the three and six months ended July 31, 2026, the Company repurchased a total of 799,112 shares under the 2026 Share Repurchase Program. The cost of these shares is recorded as treasury stock in the condensed consolidated balance sheets. As of July 31, 2026, $92.4 million of the total amount authorized to be repurchased remained available.

Equity Incentive Plan

In 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of July 31, 2026 and January 31, 2026, the Company was authorized to grant up to 44,933,411 shares and 40,659,581 shares of common stock, respectively, under the 2019 Plan.

The Company currently uses authorized and unissued shares to satisfy stock award exercises and settlement of restricted stock units (“RSUs”) and performance stock units (“PSUs”). As of July 31, 2026 and January 31, 2026, there were 24,298,651 shares and 23,024,478 shares, respectively, available for future issuance under the 2019 Plan.

Shares of common stock reserved for future issuance as of the end of the period noted are as follows:

July 31, 2026
Outstanding stock options and unvested RSUs and PSUs	11,987,608
Available for future stock option, RSU, and PSU grants	24,298,651
Available for Employee Stock Purchase Plan (“ESPP”)	4,511,606
Total common stock reserved for future issuance	40,797,865

Stock Options

As of July 31, 2026, there was no unrecognized compensation cost related to unvested stock options granted under the 2019 Plan.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2026	6,164,141	$19.01
Granted	4,787,544	$7.25
Vested	(1,849,449)	$18.96
Forfeited or canceled	(854,785)	$19.01
Outstanding at July 31, 2026	8,247,451	$12.19

The fair value of the Company’s RSUs is expensed ratably over the vesting period, and is based on the fair value of the underlying shares on the date of grant. The Company accounts for forfeitures as they occur.

As of July 31, 2026, there was $95.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years based on vesting under the award service conditions.

Performance Stock Units

The Company grants PSUs to certain employees of the Company, which, are to vest based on the level of achievement of certain targets related to the Company’s operating plan (the “Performance PSUs”) or the level of achievement of a Company target subject to a relative total shareholder return (“TSR”) market condition based on the Company’s TSR as compared to the constituents of the BVP Nasdaq Emerging Cloud Index (the “Market PSUs”), over an approximate one-year performance period. The Performance PSUs vest over a three-year period, while the Market PSUs vest over a period ending on April 2, 2027. Both are subject to continuous service with the Company. The number of shares of common stock that will vest based on the performance and market conditions ranges from 0% to 200% of target for the Performance PSUs and 50% to 200% of target for the Market PSUs. Compensation expense for the Performance PSUs is measured using the fair value at the date of grant, and may be adjusted over the vesting period based on interim estimates of performance against the performance condition. Compensation for the Market PSUs is measured using a Monte Carlo simulation approach. Expense is recorded over the vesting period under the graded-vesting attribution method.

During the six months ended July 31, 2026, the Compensation Committee of the Company’s Board of Directors certified the results of the Company’s operating plan for the fiscal year ended January 31, 2026. Based on the results, the PSUs granted in April 2025 (“2025 PSU Awards”) were cancelled, as the target attainment was not met.

A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2026	858,096	$19.09
Granted(1)	487,333	$8.93
Vested	(72,159)	$21.62
Forfeited or canceled	(37,055)	$21.62
Performance adjustment for 2025 PSU Awards	(640,646)	$18.23
Outstanding at July 31, 2026	595,569	$11.23
(1) This amount represents awards granted at 100% attainment.

During the three and six months ended July 31, 2026, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of July 31, 2026, total unrecognized stock-based compensation cost related to PSUs was $3.8 million. This unrecognized stock-based compensation cost is expected to be recognized using the accelerated attribution method over a weighted average period of approximately 0.7 years.

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

During the three months ended July 31, 2026 and 2025, the Company recognized $0.7 million and $0.5 million, respectively, of stock-based compensation expense related to the ESPP. During the six months ended July 31, 2026 and 2025, the Company recognized $2.0 million and $1.5 million, respectively, of stock-based compensation expense related to the ESPP.

During the three months ended July 31, 2026 and 2025, the Company withheld $0.6 million and $1.2 million, respectively, in contributions from employees. During the six months ended July 31, 2026 and 2025, the Company withheld $2.7 million and $3.9 million, respectively, in contributions from employees.

During the three and six months ended July 31, 2026 456,298 shares of common stock were issued under the ESPP at a weighted average purchase price of $7.62 per share. During the three and six months ended July 31, 2025, 377,811 shares of common stock were issued under the ESPP at a weighted average purchase price of $12.22 per share.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations was as follows for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Cost of revenue	$665	$1,213	$1,514	$2,310
Research and development	5,592	9,560	11,729	19,400
Sales and marketing	3,064	5,285	7,248	11,504
General and administrative	7,151	9,902	13,944	18,499
Total stock-based compensation expense	$16,472	$25,960	$34,435	$51,713

Note 13. Net Income per Share

Net income used for the purpose of determining basic and diluted net income per share is determined by taking net income attributable to PagerDuty, Inc., less the redeemable non-controlling interests redemption value adjustment.

The following table presents the calculation of basic and diluted net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Numerator:
Net income attributable to PagerDuty, Inc.	$7,785	$9,575	$13,068	$2,413
Less: Adjustment attributable to redeemable non-controlling interest	3,059	(202)	(1,904)	(867)
Net income attributable to PagerDuty, Inc. common stockholders	$4,726	$9,777	$14,972	$3,280
Denominator:
Weighted average shares used in calculating net income per share
Basic	77,334	92,600	77,980	91,997
Weighted average effect of potentially dilutive securities:
Stock options, RSUs, PSUs, and ESPP obligations	1,807	1,598	1,314	1,898
Diluted	79,141	94,198	79,294	93,895
Net income per share attributable to PagerDuty, Inc. common stockholders
Basic	$0.06	$0.11	$0.19	$0.04
Diluted	$0.06	$0.10	$0.19	$0.03

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Shares subject to outstanding common stock awards	6,217	9,052	7,164	7,850
Shares issuable pursuant to the ESPP	1,603	317	1,773	226
Total	7,820	9,369	8,937	8,076

As described in Note 9. Debt and Financing Arrangements, upon conversion of the 2028 Notes, the Company will pay cash up to the aggregate principal amount of the 2028 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2028 Notes being converted. As of July 31, 2026 and 2025, the conversion options of the 2028 Notes were out of the money and as a result, there were no potentially dilutive shares related to the conversion of the 2028 Notes.

Note 14. Income Taxes

The Company's provision for (benefit from) income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company's quarterly tax provision (benefit), and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state income taxes, and the income tax benefit from research and development credits.

The Company recorded a provision for income taxes of $4.4 million and $10.2 million for the three and six months ended July 31, 2026, respectively, and a benefit from income taxes of $1.9 million and $1.1 million for the three and six months ended July 31, 2025, respectively. The increase in income tax provision during the three and six months ended July 31, 2026 was primarily due to an increase pre-tax income, as well as tax deficiencies on stock-based compensation arising during the period.

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

Note 15. Geographic Information

Revenue by location is generally determined by the billing address of the customer. The following table sets forth revenue by geographic area for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
United States	$87,345	$88,081	$173,360	$174,112
International	37,091	35,330	72,043	69,104
Total	$124,436	$123,411	$245,403	$243,216

Other than the United States, no other individual country accounted for 10% or more of revenue for the three and six months ended July 31, 2026 or 2025.

As of July 31, 2026, 61% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 13% were located in Canada, and 12% were located in Portugal.

As of January 31, 2026, 64% of the Company’s long-lived assets, including property and equipment and right-of-use lease assets, were located in the United States, 14% were located in Portugal, and 13% were located in Canada.

Note 16. Subsequent Events
In August 2026, the Company announced a global scaling initiative designed to improve operational efficiency and better align resources with the Company's strategic priorities (the "Restructuring Plan"). As part of the Restructuring Plan, the Company is reallocating certain roles and realigning teams to improve operational resiliency and agility. The immediate impact of the Restructuring Plan is a reduction in the Company’s current headcount of approximately 15%. As a result, the Company estimates it will incur non-recurring restructuring charges in a range of $5.5 million to $7.5 million, primarily consisting of severance payments, notice pay (where applicable), employee benefits, and related costs. The Company expects to record these restructuring costs within the cost of revenue, research and development, sales and marketing, and general and administrative line items of its consolidated statements of operations. The majority of these charges are expected to be incurred in the third quarter of fiscal 2027, and the implementation of the headcount reductions, including related cash payments, is expected to be substantially complete by the end of the fourth quarter of fiscal 2027. No balances related to these costs were accrued as of July 31, 2026.

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

In today's environment, every business is fundamentally a digital business. Whether in retail, financial services, healthcare, telecommunications, or supply chain logistics, modern commerce depends on increasingly complex networks of digital infrastructure, cloud services, applications, and distributed teams that operate in an always-on world. This complexity continues to accelerate as organizations adopt AI-driven systems and integrate AI across their operations.

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

ARR was as follows as of the dates indicated (in millions):

	As of July 31,
	2026	2025
ARR	$501.4	$498.9

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

	As of July 31,
	2026	2025
Customers	15,506	15,322
Customers with greater than $100.0 thousand in ARR	884	868

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

	Last 12 months ended July 31,
	2026	2025
Dollar-based net retention rate	98%	102%

Results of Operations

Three months ended July 31, 2026 compared to three months ended July 31, 2025

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Three months ended July 31,
	2026		2025
Revenue	$124,436	100.0%	$123,411	100.0%
Cost of revenue(1)	20,037	16.1%	19,001	15.4%
Gross profit	104,399	83.9%	104,410	84.6%

Operating expenses:
Research and development(1)	30,897	24.8%	30,897	25.0%
Sales and marketing(1)	38,325	30.8%	44,456	36.0%
General and administrative(1)	24,938	20.0%	25,491	20.7%
Total operating expenses	94,160	75.7%	100,844	81.7%
Income from operations	10,239	8.2%	3,566	2.9%

Interest income	4,101	3.3%	6,149	5.0%
Interest expense	(2,113)	(1.7)%	(2,286)	(1.9)%
Other (expense) income, net	(157)	(0.1)%	120	0.1%
Income before provision for (benefit from) income taxes	12,070	9.7%	7,549	6.1%
Provision for (benefit from) income taxes	4,357	3.5%	(1,865)	(1.5)%
Net income	$7,713	6.2%	$9,414	7.6%
Net loss attributable to redeemable non-controlling interest	(72)	(0.1)%	(161)	(0.1)%
Net income attributable to PagerDuty, Inc.	$7,785	6.3%	$9,575	7.8%
Less: Adjustment attributable to redeemable non-controlling interest	3,059	2.5%	(202)	(0.2)%
Net income attributable to PagerDuty, Inc. common stockholders	$4,726	3.8%	$9,777	7.9%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Three months ended July 31,
	2026	2025
Cost of revenue	$665	$1,213
Research and development	5,592	9,560
Sales and marketing	3,064	5,285
General and administrative	7,151	9,902
Total	$16,472	$25,960

Revenue

We generate revenue primarily from cloud-hosted software subscription fees, which include platform subscriptions and credit packs for flexible platform capacity. We also generate revenue from term-license software subscription fees. Our subscriptions are typically one year in duration but can range from monthly to multi-year. Subscription fees are driven primarily by the number of customers, the number of users per customer, and the level of subscription purchased, and committed platform capacity. We generally invoice customers in advance in annual installments for subscriptions to our software. Revenue related to our cloud-hosted software subscriptions is recognized ratably over the related contractual term beginning on the date that our platform is made available to a customer. For our term-license software subscriptions, we recognize license revenue upon delivery, and software maintenance revenue ratably, typically beginning on the start of the contractual term of the arrangement.

Due to the low complexity of implementation and integration of our platform with our customers’ existing infrastructure, revenue from professional services has not been material to date.

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2026	2025	$	%
Revenue	$124,436	$123,411	$1,025	0.8%

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

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2026	2025	$	%
Cost of revenue	$20,037	$19,001	$1,036	5.5%
Gross margin	83.9%	84.6%

Cost of revenue increased primarily due to: (i) an increase of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs; (ii) an increase of $0.5 million in personnel costs, primarily related to increases in commissions and bonuses; and (iii) an increase of $0.3 million in hosting, software, and telecom costs; offset by (iv) a decrease of $0.3 million in amortization of acquired intangible assets; and (v) a decrease of $0.1 million in merchant fees.

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

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$30,897	$30,897	$—	—%
Sales and marketing	38,325	44,456	(6,131)	(13.8)%
General and administrative	24,938	25,491	(553)	(2.2)%
Total operating expenses	$94,160	$100,844	$(6,684)	(6.6)%

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

Research and development expenses remained flat primarily due to: (i) an increase of $1.7 million in costs to support the business and related infrastructure, which include allocated overhead costs; and (ii) an increase of $0.5 million in outside services spend; offset by (iii) a decrease of $2.0 million in personnel costs primarily as a result of a decrease in stock-based compensation; and (v) a decrease of $0.1 million in training and travel-related costs.

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

Sales and marketing expenses decreased primarily due to: (i) a decrease of $5.9 million in personnel costs, driven largely by a decrease in headcount and a decrease in stock-based compensation; (ii) a decrease of $0.7 million in costs to support the business and related infrastructure, which include allocated overhead costs; offset by (iii) an increase of $0.4 million in training and travel-related costs; and (iv) an increase of $0.2 million in outside services spend for consulting services.

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

General and administrative expenses decreased primarily due to: (i) a decrease of $2.6 million in personnel costs, driven largely by a decrease in headcount and a decrease in stock-based compensation; offset by (ii) an increase of $1.8 million in outside services spend for consulting services and (iii) an increase of $0.3 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Income (Expense)

The following table sets forth our non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Three months ended July 31,		Change
	2026	2025	$	%
Interest income	$4,101	$6,149	$(2,048)	(33.3)%
Interest expense	$(2,113)	$(2,286)	$173	(7.6)%
Other (expense) income, net	$(157)	$120	$(277)	(230.8)%
Provision for (benefit from) income taxes	$4,357	$(1,865)	$6,222	(333.6)%

Interest income: Interest income consists of accretion income and amortization expense on our available-for-sale investments, income earned on our cash and cash equivalents, and interest earned on our short-term investments which consist of U.S. Treasury securities, commercial paper, corporate debt securities, and U.S. Government agency securities.

Interest income decreased primarily due to a lower cash and cash equivalents balance and lower interest rates year-over-year.

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

Interest expense decreased primarily due to a decrease in interest expense related to our convertible notes, driven by the repayment of the 2025 Notes during three months ended July 31, 2025.

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

The change in provision for (benefit from) income taxes is primarily attributable to an increase in pre-tax income, as well as tax deficiencies from stock-based compensation.

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

Six months ended July 31, 2026 compared to six months ended July 31, 2025

The following table sets forth our results of operations for the periods indicated and as a percentage of revenue (in thousands, except percentages):

	Six months ended July 31,
	2026		2025
Revenue	$245,403	100.0%	$243,216	100.0%
Cost of revenue(1)	39,057	15.9%	38,185	15.7%
Gross profit	206,346	84.1%	205,031	84.3%

Operating expenses:
Research and development(1)	60,885	24.8%	64,945	26.7%
Sales and marketing(1)	77,935	31.8%	94,501	38.9%
General and administrative(1)	48,104	19.6%	52,346	21.5%
Total operating expenses	186,924	76.2%	211,792	87.1%
Income (loss) from operations	19,422	7.9%	(6,761)	(2.8)%

Interest income	8,027	3.3%	12,160	5.0%
Interest expense	(4,220)	(1.7)%	(4,650)	(1.9)%
Other (expense) income, net	(228)	(0.1)%	234	0.1%
Income before provision for (benefit from) income taxes	23,001	9.4%	983	0.4%
Provision for (benefit from) income taxes	10,158	4.1%	(1,052)	(0.4)%
Net income	$12,843	5.2%	$2,035	0.8%
Net loss attributable to redeemable non-controlling interest	(225)	(0.1)%	(378)	(0.2)%
Net income attributable to PagerDuty, Inc.	$13,068	5.3%	$2,413	1.0%
Less: Adjustment attributable to redeemable non-controlling interest	(1,904)	(0.8)%	(867)	(0.4)%
Net income attributable to PagerDuty, Inc. common stockholders	$14,972	6.1%	$3,280	1.3%
______________
(1)    Includes stock-based compensation expense as follows (in thousands):

	Six months ended July 31,
	2026	2025
Cost of revenue	$1,514	$2,310
Research and development	11,729	19,400
Sales and marketing	7,248	11,504
General and administrative	13,944	18,499
Total	$34,435	$51,713

Revenue

The following sets forth our revenue for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2026	2025	$	%
Revenue	$245,403	$243,216	$2,187	0.9%

Revenue increased primarily due to growth from new and existing customers. The growth from existing customers was primarily driven by upsell of additional products and services.

Cost of Revenue and Gross Margin

The following sets forth our cost of revenue and gross margin for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2026	2025	$	%
Cost of revenue	$39,057	$38,185	$872	2.3%
Gross margin	84.1%	84.3%

Cost of revenue increased primarily due to: (i) an increase of $1.4 million in hosting, software, and telecom costs; (ii) an increase of $1.0 million in costs to support the business and related infrastructure, which include allocated overhead costs; (iii) an increase of $0.8 million in personnel costs, primarily related to increases in commissions and bonuses; offset by (iv) a decrease of $1.2 million in amortization of acquired intangible assets; (v) a decrease of $0.5 million in merchant fees and (vi) a decrease of $0.5 million in outside services spend.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$60,885	$64,945	$(4,060)	(6.3)%
Sales and marketing	77,935	94,501	(16,566)	(17.5)%
General and administrative	48,104	52,346	(4,242)	(8.1)%
Total operating expenses	$186,924	$211,792	$(24,868)	(11.7)%

Research and development expenses decreased primarily due to: (i) a decrease of $7.4 million in personnel costs primarily as a result of a decrease in stock-based compensation; offset by (ii) an increase of $2.8 million in costs to support the business and related infrastructure, which include allocated overhead costs; and (iii) an increase of $0.9 million in outside services spend.

Sales and marketing expenses decreased primarily due to: (i) a decrease of $12.7 million in personnel costs, driven largely by a decrease in headcount and a decrease in stock-based compensation; (ii) a decrease of $1.2 million in costs to support the business and related infrastructure, which include allocated overhead costs; (iii) a decrease of $1.1 million in marketing costs for media campaigns; (iv) a decrease of $0.8 million in training and travel-related costs; and (v) a decrease of $0.5 million in credit loss expense.

General and administrative expenses decreased primarily due to: (i) a decrease of $4.5 million in personnel costs, driven largely by a decrease in headcount and a decrease in stock-based compensation; and (ii) a decrease of $0.3 million in insurance, business taxes, and licenses costs; offset by (iii) an increase of $0.6 million in costs to support the business and related infrastructure, which include allocated overhead costs.

Non-Operating Income (Expense)

The following table sets forth our non-operating income (expense) for the periods indicated (in thousands, except percentages):

	Six months ended July 31,		Change
	2026	2025	$	%
Interest income	$8,027	$12,160	$(4,133)	(34.0)%
Interest expense	$(4,220)	$(4,650)	$430	(9.2)%
Other (expense) income, net	$(228)	$234	$(462)	(197.4)%
Provision for (benefit from) income taxes	$10,158	$(1,052)	$11,210	(1,065.6)%

Interest income decreased primarily due to a lower cash and cash equivalents balance and lower interest rates year-over-year.

Interest expense decreased primarily due to a decrease in interest expense related to our convertible notes, driven by the repayment of the 2025 Notes during six months ended July 31, 2025.

The change in other (expense) income, net was due to fluctuations in foreign currency during the period.

The change in provision for (benefit from) income taxes is primarily attributable to an increase in pre-tax income, as well as tax deficiencies from stock-based compensation.

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

Executive transition costs: We exclude amounts paid to the Company's former executives upon departure under the terms of their transition agreements, including continued base salary payments made during their transition periods, acceleration of stock-based compensation, continued vesting of restricted stock units and performance stock units, and legal and consulting fees associated with the transition. Also excluded from our non-GAAP measures are recruiting costs related to the search for new executives. These costs represent expenses that are not indicative of our ongoing operating expenses. We further believe that excluding the executive transition costs from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

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

The following table presents the calculation of non-GAAP gross profit and non-GAAP gross margin for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Gross profit	$104,399	$104,410	$206,346	$205,031
Add:
Stock-based compensation	665	1,213	1,514	2,310
Employer taxes related to employee stock transactions	13	30	24	68
Amortization of acquired intangible assets	320	601	640	1,874
Restructuring costs	—	—	332	—
Non-GAAP gross profit	$105,397	$106,254	$208,856	$209,283

Revenue	$124,436	$123,411	$245,403	$243,216
Gross margin	83.9%	84.6%	84.1%	84.3%
Non-GAAP gross margin	84.7%	86.1%	85.1%	86.0%

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as income from operations excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of acquired intangible assets, acquisition-related expenses, restructuring costs, shareholder matters, and executive transition costs, which are not necessarily reflective of operational performance during a given period. We define non-GAAP operating margin as non-GAAP operating income as a percentage of revenue.

The following table presents the calculation of non-GAAP operating income and non-GAAP operating margin for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Income (loss) from operations	$10,239	$3,566	$19,422	$(6,761)
Add:
Stock-based compensation	14,803	25,960	32,766	51,713
Employer taxes related to employee stock transactions	245	461	471	1,179
Amortization of acquired intangible assets	940	1,233	1,880	3,139
Acquisition-related expenses	—	35	—	263
Restructuring costs	—	73	1,431	3,884
Shareholder matters	—	79	—	2,349
Executive transition costs	3,303	—	3,303	—
Non-GAAP operating income	$29,530	$31,407	$59,273	$55,766

Revenue	$124,436	$123,411	$245,403	$243,216
Operating margin	8.2%	2.9%	7.9%	(2.8)%
Non-GAAP operating margin	23.7%	25.4%	24.2%	22.9%

Non-GAAP net income attributable to PagerDuty, Inc. common stockholders

We define non-GAAP net income attributable to PagerDuty, Inc. common stockholders as net income attributable to PagerDuty, Inc. common stockholders excluding stock-based compensation expense, employer taxes related to employee stock transactions, amortization of debt issuance costs, amortization of acquired intangible assets, acquisition-related expenses, restructuring costs, shareholder matters, executive transition costs, adjustment attributable to redeemable non-controlling interest, and income tax effects and adjustments, which are not necessarily reflective of operational performance during a given period.

The following table presents the calculation of non-GAAP net income attributable to PagerDuty, Inc. common stockholders for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Net income attributable to PagerDuty, Inc. common stockholders	$4,726	$9,777	$14,972	$3,280
Add:
Stock-based compensation	14,803	25,960	32,766	51,713
Employer taxes related to employee stock transactions	245	461	471	1,179
Amortization of debt issuance costs	606	655	1,201	1,332
Amortization of acquired intangible assets	940	1,233	1,880	3,139
Acquisition-related expenses	—	35	—	263
Restructuring costs	—	73	1,431	3,884
Shareholder matters	—	79	—	2,349
Executive transition costs	3,303	—	3,303	—
Adjustment attributable to redeemable non-controlling interest	3,059	(202)	(1,904)	(867)
Income tax effects and adjustments	(2,037)	(9,795)	(2,653)	(15,317)
Non-GAAP net income attributable to PagerDuty, Inc. common stockholders	$25,645	$28,276	$51,467	$50,955

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

The following table presents the calculation of free cash flow for the periods indicated (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Net cash provided by operating activities	$36,946	$33,974	$81,229	$64,644
Purchases of property and equipment	(2,226)	(874)	(3,191)	(1,315)
Capitalization of software costs	(1,937)	(2,893)	(4,063)	(4,136)
Free cash flow	$32,783	$30,207	$73,975	$59,193
Net cash used in investing activities	$(5,637)	$(7,178)	$(10,710)	$(8,860)
Net cash used in financing activities	$(6,522)	$(59,085)	$(74,130)	$(63,040)

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of July 31, 2026, our principal sources of liquidity were cash and cash equivalents and investments totaling $470.0 million. We believe that our existing cash and cash equivalents, investments, and net cash generated from our operating activities will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through sales of our cloud-hosted software subscriptions, net proceeds received from sales of equity securities, and the issuance of our 2028 Notes. We believe we will meet long-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash and short-term investment balances.

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

Deferred Revenue

A significant majority of our customers pay in advance for our cloud-hosted and term-license software subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included in the liabilities section of our condensed consolidated balance sheet. Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2026, we had deferred revenue of $236.0 million, of which $233.5 million was recorded as a current liability and expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria are met.

Share Repurchase Programs

In March 2025, we announced that our Board of Directors approved a share repurchase program (the “2025 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $150.0 million. In August 2025, our Board of Directors approved an additional $50.0 million under the 2025 Share Repurchase Program, thus allowing for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $200.0 million. No other changes were made to the program. The 2025 Share Repurchase Program did not obligate us to acquire a specified number of shares, and could be suspended, modified, or terminated at any time, without prior notice. During the six months ended July 31, 2026, we repurchased 8,532,838 shares of common stock through open market purchases at an average per share price of $7.40, completing the 2025 Share Repurchase Program, and retired 8,896,106 shares, which includes 363,268 which remained on the consolidated balance sheet as of January 31, 2026. Under the 2025 Share Repurchase Program, we repurchased a total of 18,606,569 shares of common stock through open market purchases at an average per share price of $10.75 for a total repurchase price of $200.0 million. As of July 31, 2026, all repurchased shares have been retired.

In May 2026, we announced that our Board of Directors approved a share repurchase program (the “2026 Share Repurchase Program”) for the repurchase of shares of our common stock in an aggregate amount of up to $100.0 million. The 2026 Share Repurchase Program does not obligate us to acquire a specified number of shares, and can be suspended, modified, or terminated at any time, without prior notice. During the three and six months ended July 31, 2026, we repurchased 799,112 shares of common stock through open market purchases at an average per share price of $9.51. The cost of these shares is recorded as treasury stock in the condensed consolidated balance sheets. As of July 31, 2026, $92.4 million of the total amount authorized to be repurchased remained available.

Future Contractual Obligations

Our estimated future obligations as of July 31, 2026 include both current and long-term obligations. Our debt obligations total $396.9 million, all of which is long-term. Additionally, we had $1.0 million of irrevocable standby letters of credit outstanding which were fully collateralized by our restricted cash, all of which represents a long-term cash obligation. Under our operating leases, we had a current obligation of $6.0 million and a long-term obligation of $9.9 million. Operating lease obligations primarily represent the initial contracted term for leases that have commenced as of July 31, 2026, not including any future optional renewal periods.

Effect of Exchange Rates

Our changes in cash can be impacted by the effect of fluctuating exchange rates. Foreign exchange had a negative effect on cash in the six months ended July 31, 2026, decreasing our total cash balance by $0.1 million as of July 31, 2026 and a positive effect on cash in the six months ended July 31, 2025, increasing our total cash balance by $0.1 million as of July 31, 2025.

Cash Flow Information

The following table sets forth our cash flows for the periods indicated (in thousands):

	Six months ended July 31,
	2026	2025	$ Change
Net cash provided by operating activities	$81,229	$64,644	$16,585
Net cash used in investing activities	(10,710)	(8,860)	(1,850)
Net cash used in financing activities	(74,130)	(63,040)	(11,090)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(140)	113	(253)
Net change in cash, cash equivalents, and restricted cash	$(3,751)	$(7,143)	$3,392

Operating Activities

Net cash provided by operating activities improved, primarily due to improvements in our operating income performance due to the 0.9% increase in revenue, along with a 11.7% decrease in operating expenses. Cash provided by operating activities is subject to variability period-over-period as a result of timing differences, including with respect to the collection of receivables and payments of accounts payable, and other items.

Investing Activities

Net cash used in investing activities increased, primarily due to an increase in purchases of property and equipment.

Financing Activities

Net cash used in financing activities increased, primarily due to an increase in repurchases of common stock, a decrease in cash used to repay our convertible senior notes, and a decrease in employee payroll taxes related to the net share settlement of restricted stock units.

Off-Balance Sheet Arrangements

Indemnification Agreements

See Note 10. Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our indemnification agreements.

Letters of Credit

We had $1.0 million of irrevocable standby letters of credit outstanding as of July 31, 2026. Letters of credit are primarily used as a form of security deposits for the spaces we lease.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the risk factors below, there have been no material changes from the risk factors described in Part I. Item 1A., “Risk Factors” in our Annual Report on Form 10-K for year ended January 31, 2026, as updated by the “Risk Factors” described under Part I. Item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2026.

Our previous and any future restructuring efforts may not result in the anticipated savings or operational efficiencies expected, could result in greater total costs and expenses than we estimated, and could disrupt our business.

We have undertaken, and may undertake from time to time in the future, certain restructuring efforts to drive more efficient growth and advance our scaling initiatives. For example, in August 2026, we announced that as part of our ongoing actions to improve operational efficiency and better align resources with the Company’s strategic priorities, we would be reallocating certain roles and realigning teams to continue to improve operational resiliency and agility. The immediate impact was a reduction in the Company’s headcount of approximately 15%. We may incur additional expenses not currently contemplated due to events associated with the restructuring, for example, the restructuring may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. We may not realize, in full or in part, the anticipated benefits and savings from such restructuring efforts due to unforeseen difficulties, delays or unexpected costs.

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

Additionally, in November 2025, we announced the planned retirement of Howard Wilson, our Chief Financial Officer, and in June 2026, we announced the appointment of a new Chief Financial Officer, Eric Prengel. Such significant changes among our senior executives may create uncertainty or present challenges related to continuity of our business, preservation of our culture, and our ability to attract and retain highly qualified personnel. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees, and we cannot ensure that we would be able to timely replace members of our senior management or other key employees should any of them depart.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the three months ended July 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under publicly announced program (in thousands)(1)
May 1 - 31, 2026	—	$—	—	100,000
June 1 - 30, 2026	357,254	$8.74	357,254	96,879
July 1 - 31, 2026	441,858	$10.14	441,858	92,398
Total	799,112		799,112
(1) In May 2026, our Board of Directors authorized a stock repurchase program of up to $100.0 million of our common stock. Share repurchases under share repurchase program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or other legally permissible means. The share repurchase program does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. See Note 12. Common Stock and Stockholders’ Equity elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Average price paid per share excludes cash paid for commissions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 401(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of PagerDuty, Inc.	8-K	001-38856	3.1	April 15, 2019
3.2	Amended and Restated Bylaws of PagerDuty, Inc.	8-K	001-38856	3.2	April 15, 2019
10.1	Transition Agreement for Jennifer Tejada effective May 11, 2026†	10-Q	001-38856	10.1	May 28, 2026
10.2	Offer Letter by and between PagerDuty, Inc. and John DiLullo†	10-Q	001-38856	10.2	May 28, 2026
10.3	Sign-On Bonus Letter by and between PagerDuty, Inc. and John DiLullo†	10-Q	001-38856	10.3	May 28, 2026
10.4	Offer Letter by and between PagerDuty, Inc. and Eric Prengel†					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

PAGERDUTY, INC.
(registrant)

August 27, 2026	/s/ John DiLullo
Date	John DiLullo
Chief Executive Officer
(Principal Executive Officer)

August 27, 2026	/s/ Eric Prengel
Date	Eric Prengel
Chief Financial Officer
(Principal Financial Officer)

August 27, 2026	/s/ Paul Underwood
Date	Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)